Form 10-K
period 1996-07-31
ENERGY OPTICS INC
filed 1996-11-06
CIK 350193

   IN ACCORDANCE WITH RULE 201 OF REGULATION S/T, THIS 10-K IS BEING FILED IN
              IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934

For the fiscal year                                          Commission File No.
Ended July 31, 1996                                                0-10841

                              ENERGY OPTICS, INC.
             (Exact name of Registrant as specified in its charter)

         New Mexico                                                85-0273340
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

1500 Rayos de Luna, Las Cruces, New Mexico 88005                (505) 523-4561
(Address of principal executive offices)                          (Telephone)

          Securities registered pursuant to Section 12 (b) of the Act:

   Title of each class                    Name of each exchange which registered
----------------------                     -------------------------------------
Common Stock, $.001 Par Value                             OTC


         Securities registered pursuant to Section 12 (g) of the Act:

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1) yes  X  No ___                                 (2) yes  X No ___

         State the aggregate market value of the voting stock held by non-affiliates of the registrant.

         Aggregate market value of the 4,194,892 shares held by non-affiliates of the registrant as of July 31, 1996 computed by using the ask and bid prices on July 31, 1996 of $.09 and $.13 is as follows:

                Average $.11/share X 4,194,892 shares = $431,438

         The number of shares outstanding of the Company's Common Stock as of October 17, 1996 is 7,808,152. There are approximately 800 shareholders of record as of October 17, 1996.

                                     INDEX
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
    Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . .  2
              --------
    Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . .  3
              ----------
    Item 3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . .  3
              -----------------
    Item 4.   Submission of Matters to a Vote of Security Holders   . . . .  4
              ---------------------------------------------------

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

    Item 5.   Market for the Registrant's Common Stock and Related
              -----------------------------------------------------
              Stockholder Matters . . . . . . . . . . . . . . . . . . . . .  4
              -------------------
    Item 6.   Selected Financial Data   . . . . . . . . . . . . . . . . . .  4
              -----------------------
              Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . .  5
              Liquidity   . . . . . . . . . . . . . . . . . . . . . . . . .  6
    Item 7.   Management's Discussion and Analysis of Financial Condition
              -----------------------------------------------------------
              and Results of Operation  . . . . . . . . . . . . . . . . . .  6
              ------------------------
    Item 8.   Financial Statements and Supplementary Data   . . . . . . . .  7
              -------------------------------------------
              Operating and Economic Conditions   . . . . . . . . . . . . .  7
              Redeemable Common Stock   . . . . . . . . . . . . . . . . . .  7
    Item 9.   Changes in and Disagreements with Accountants
              ---------------------------------------------
              on Accounting and Disclosures   . . . . . . . . . . . . . . . 26
              -----------------------------

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
    Item 10.  Directors and Executive Officers of the Registrant  . . . . . 26
              --------------------------------------------------
    Item 11.  Management Compensation   . . . . . . . . . . . . . . . . . . 26
              -----------------------
    Item 12.  Security Ownership of Certain Beneficial Owners and
              ----------------------------------------------------
              Management. . . . . . . . . . . . . . . . . . . . . . . . . . 27
              ----------
    Item 13.  Certain Relationships and Related Transactions  . . . . . . . 28
              ----------------------------------------------

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
    Item 14.  Exhibits, Financial Statement Schedules and Report
              ---------------------------------------------------
              on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . 28
              -----------

The following documents are incorporated by reference in to this Form 10-K:
Portions of the Proxy Statement for the Annual Meeting of Shareholders are incorporated in this Form 10-K. The Annual Report for 1996 is also referenced.

                                     PART I

Item 1.   Business
Energy Optics Inc., a New Mexico Corporation (the Company), was organized in 1979 to take advantage of certain patents for reading utility meters remotely using through-the-air electro-optical communications. After installing a few trial systems, management realized that although the Company had a superior product; it could not break into the electric utility meter reading market. Fortunately, a major gas producer wanted to utilize the technique to gather many pieces of data from distances out to 1,000 feet. The Company designed and manufactured units which were installed on 14 to 16 percent of their gas wells over a period of years. These were eventually replaced by wireless phones/radios. By that time the Company had begun to exploit its technical experience and won 19 Phase I and II Small Business Innovation Research contracts in a wide variety of areas. The Company has only its officers and directors as employees and they are not compensated. The Company does contract some work.

Over a quarter of these contracts were directly related to monitoring eye movement and eye blinks. To capitalize on this, the Company is trying to develop commercially viable driver fatigue devices for the automotive industry. An additional twenty percent of the contracts are sensor related and would apply to vehicle collision avoidance. The Company is focussing on the driver safety area. A second area of interest is a self developing X-ray dental film which was also begun with an SBIR contract. A separate company under Energy Optics was begun to concentrate on this area. Newer technology in the dental X-ray field has reduced the potential market for that product.

The Company's business strategy is to emphasize growth in the driver safety and the X-ray areas. The Company filed for a patent for a device to alert a driver that he is showing signs of fatigue. Energy Optics personnel have approached and continue to approach major automotive companies and their suppliers for funding, licenses, royalties, etc. for this device. With the lack of funds, efforts are limited to proposal writing and approaching possible developers and manufacturers of the products. In order to properly proceed with this strategy, the Company must rid itself of the overwhelming debt that the Company owes. Steps have been made to eliminate the Small Business Administration debt by a combination of cash and stock. An offer has been made and the review process has moved from the Albuquerque office to the office in Washington D.C.

The remainder of the debit will be disposed of by forgiveness of some debt and interest, a small payment of cash and a debt for stock swap when the SBA accepts the offer. (Most of this debt is to directors of the Company.) With a clean slate, the Company can resume its research and development of products.

The Executive Officers of the Company are as follows:

NAME                       AGE        POSITION
----                       ---        --------
Edward N. Laughlin (1)     59         President, Chief Executive Officer,
                                      Treasurer and Chairman of  the Board

Gordon R. Molesworth       80         President of QRI (a subsidiary of the
                                      (Company) and a Director

James A. Sudduth           73         Vice President of Marketing

Mr. Laughlin was a co-founder of the Company and has been President, Chief Executive Officer, Treasurer and Chairman of the Board of Directors since 1979. Mr. Laughlin retires from the U.S. Air Force in 1979 after twenty years of military service. From 1970 to 1977 he served as a Director of MITS, Inc., the company which introduced an electronic calculator in 1971 and the first personal computer (Altair I) in 1975.

Mr. Molesworth founded Quantum Research Inc. and became a director of Energy Optics, Inc. in 1995. He founded and has served as the president of Molesworth Associates, Inc. for more than thirty years. The company has provided financial and technical communications counsel to more than 60 companies and has also served as technology investment consultants to many brokerage firms, banks, mutual funds and other investor groups. He has served as a consultant to Energy Optics for more than a decade. After 27 years in New York City, Molesworth is now based in Green Valley, Arizona.

Mr. Sudduth has been the Company's Vice President of Marketing since 1995. After he retired as a Vice President of International Sales and Marketing for Allis Chalmers in 1986 and moved to Tucson, Arizona, he was associated with Spectrum International Associates (a consulting company). He has 40 years experience dealing with the heavy industries in the U.S. and most international markets.


Item 2.   Properties
The Company's administrative offices, laboratory/research facilities are located in Las Cruces, New Mexico, and consist of approximately 350 square feet provided by Laughlin at no cost to Energy Optics.

The Company does not own nor lease any other real estate, and all of its administrative and research activities are conducted at this location.


Item 3.   Legal Proceedings
No material legal proceedings to which the Company or any of its property is subject are pending.


Item 4.   Submission of Matters to a Vote of Security Holders
          None

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters The Company's Common Stock is traded on the over-the-counter market. Since May of 1986, it has been listed in the "pink sheets." Currently, the Company is listed on the national Association of Securities Dealers' Electronic Bulletin Board under the EOPT.u. Individual systems may add other symbols for access. The high and low bid for each of the last several quarters is listed below:

     Quarter Ended                   High Bid          Low Bid
     -------------                   --------          -------
     January 31, 1994                  1 1/4              3/8
     April 30, 1994                    1                  3/8
     July 31, 1994                     1 9/16             1/2
     October 31, 1994                  7/8                1/16
     January 31, 1995                  3/8                1/16
     April 30, 1995                    3/8                1/16
     July 31, 1995                     3/16               1/16
     October 31, 1995                  $.16               $.06
     January 31, 1996                  $.16               $.06
     April 30, 1996                    $.16               $.10
     July 31, 1996                     $.16               $.09


Item 6.   Selected Financial Data

                           Profit/Loss Per          Profit/Loss Per                          Redeemable
           Net            Common Share from        Common Share from          Total       Common Stock and
FY       Revenues       Continuing Operations    Continuing Operations        Assets       Long Term Debt

96       $      0             $ (55,332)                   $(.01)           $    465            $      0

95       $      0             $(123,656)                   $(.02)           $  5,068            $100,000

94       $  4,712             $(258,888)                   $(.05)           $ 19,827            $100,000

93       $ 49,965             $(180,801)                   $(.04)           $ 34,096            $100,000

92       $159,769             $(245,101)                   $(.07)           $436,210            $100,000

No dividends have been paid since the inception of the Company.

Borrowings

Notes payable consist of the following at July 31:

                                                     1996            1995
                                                   --------        --------
  Payable to bank                                  $      0        $      0
  Payable to Small Business Administration          152,561         152,561
  Payable to Edward N. Laughlin                     185,675         233,575
  Payable to other officer and directors              4,750               0
                                                   --------        --------
                                                   $342,986        $386,136
                                                   ========        ========

The note payable to the Small Business Administration (SBA) matured February, 1995, carries interest at 8% and is secured by cash, accounts receivable, inventories, equipment, and patents now owned and hereafter acquired. During the years 1996, 1995, and 1994, the Company did not make payments as required. In August, 1994, the SBA demanded payment in full. During the year ended July 31, 1995, the Company remitted $10,214 to the SBA from proceeds relating to fixed asset dispositions.

Notes payable to Edward N. Laughlin, are unsecured, due on demand and carry interest at 9%. Average outstanding borrowings payable to Edward N. Laughlin approximated $188,458, $316,450 and $341,700 in 1996, 1995, and 1994,
respectively. The maximum month end borrowing amounted to $234,975 in 1996, $329,804 in 1995 and $366.275 in 1994, respectively. During the three years ending July 31, 1996, the Company issued common shares to Edward N. Laughlin to satisfy notes payable to Edward N. Laughlin. Subsequent to year-end Edward N. Laughlin advanced the Company $400.

Notes payable to other officers and stockholders, are unsecured, due on demand anc carry interest at 8%. Average outstanding borrowings payable to these parties approximated $1,940 in 1996. The maximum month end borrowing amounted to $4,750 in 1996. Subsequent to year end, an officer and shareholder advanced an additional $2,500.

Averages were calculated by summing month end amounts and dividing by twelve.

Although the fair value of borrowing payable is lower than the carrying value, there have been no obligation settlements at a lower amount. Discussions have occurred with the SBA to accept cash for payment in full as well as the exchange of stock for payment in full. In the past, the Company has extinguished related party borrowings for the average price of the high and low bid on EOI stock on the over-the-counter market. Limited activity in this market as it relates to EOI impacts a fair value determination.

Liquidity

The Company has had and continues to have a liquidity problem. In order to keep the Company going, the Company has issued restricted stock in exchange for equity capital and also to reduce debt. Additionally, the Company has postponed payment and relied on the Officers of the Company to serve with no salary, and to pay expenses of the Company out of their pockets. Forgiveness of debt has also helped the Company to continue. The Management and Directors have the goal to see this Company survive by whatever means are available. License fees, royalties, new contracts or perhaps merging with another entity will be pursued. The SBA in Albuquerque has approved a settlement for cash and restricted stock, which must be approved by the Washington D.C. office.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation The Fiscal Year ended July 31, 1996 showed no income compared with $6,053 in 1995 and $5,187 in 1994. The loss was $55,332 or $.01 per share as contrasted with a loss of $123,656 or $.02 per share the previous year and a loss of $258,888 or $.05 in 1994. One must take into account that common share outstanding increased from 5,427,069 in FY94 to 7,262,698 in FY95 to 7,808,152 in FY96. This helped reduce the current liabilities to $445,044 from $472,392 a year earlier and $688,693 in FY94.

In FY93, the Company started the year with two loans from a local bank. Once of the loans was guaranteed by the U.S. Small Business Administration. Since the Company was unable to service the debt, the SBA took over a loan for $163,250. Edward N. Laughlin and his wife, as a guarantee for $338,475 signed a note to repay their guarantee. The Company signed a note payable to Edward
N. Laughlin and his wife for an equal amount. This left a balance of $69,257 still owing to the bank. In 1995 the bank took 350,000 restricted common shares in exchange for the note and interest owed to the bank. In order to keep the Company going, the Company has issued restricted stock in exchange for equity capital and also to reduce debt. The creditor who is first in line is the U.S. Small Business Administration (SBA). It has not pressed for repayment because there is no guarantee for the debt except the assets and all the hard assets have been sold and the proceeds have been paid to SBA. They recognize that pressing for debt would negate any possibility of debt recovery.

The Company sold the hard assets of the company with the proceeds going to the SBA to pay a small portion of the debt owed them. The Company moved to smaller facilities in Mr. Laughlin's home to cut costs to the bare minimum. This means the Company deficit has improved, but at the expense of trading debt for equity; forgiveness of debt; and reduced spending.

All of the assets attributable to the patent ownership of the silverless X-ray film and the photo chemical patents have been valued at zero. There have been no positive results in the past year.

Because of our possible patent position and company background, much of the Company's efforts will be in vehicle safety and crash avoidance. The Company continues to seek possible alliances with the potential for license fees and royalty payments.

The Company has a negative net worth. Its current liabilities exceed its current assets. Its total liabilities exceed its total assets. This has been the case for more than five years.

The Company is still extremely short of operating capital. Management will diligently seek up-front license fees, new research contracts, additional private investments as well as new business interests, mergers or sale. Management and the Directors recognize that his requires an extraordinary effort. Deficit spending cannot continue indefinitely.

The Company is seeking to eliminate the SBA debt through relatively small amount of cash and restricted common shares. This would be followed by an exchange of debt for restricted common shares for the debts which are mainly owed to the directors. This would also forgive some debt and interest. The result could open many avenues such as mergers, acquisitions and capital acquisition. This would permit the Company to return to its research and product development.


Item 8.   Financial Statements and Supplementary Data
Begin on next page.

                              ENERGY OPTICS, INC.

                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

                         TOGETHER WITH AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Energy Optics, Inc.
Las Cruces, New Mexico:

We have audited the accompanying consolidated balance sheets of Energy Optics, Inc. (a New Mexico Corporation) and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy Optics, Inc. and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 11 to the consolidated financial statements, the Company has suffered recurring losses from operations, has certain debt in default and has a net stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                    Mackie, Reid & Company, P.A.
                                                    Certified Public Accountants
Albuquerque, New Mexico
October 11, 1996

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1996 AND 1995

                                     ASSETS

                                                                            1996                       1995
                                                                        -----------                -----------
CURRENT ASSETS:
   Cash, partially pledged (note 3)                                     $       465                $       321

PATENT APPLICATION COSTS                                                        -                        4,747
                                                                        -----------                -----------
      Total assets                                                      $       465                $     5,068
                                                                        ===========                ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                            1996                       1995
                                                                        -----------                -----------
CURRENT LIABILITIES:
   Note payable to the Small Business
      Administration (note 3)                                           $   152,561                $   152,561
   Notes payable to officers/stockholders
     (notes 3 and 8)                                                        190,425                    233,575
   Accounts payable                                                           7,991                      3,855
   Interest payable, unrelated parties                                       50,099                     37,894
   Accrued expenses and other liabilities                                       -                        5,763
   Due to officers/stockholders (note 8)                                     43,968                     38,744
                                                                        -----------                -----------
         Total current liabilities                                          445,044                    472,392
COMMITMENTS AND CONTINGENCIES (note 3)                                          -                           -
REDEEMABLE COMMON STOCK, 200,000 shares (note 4)                                -                      100,000
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES                                     -                           -
STOCKHOLDERS' DEFICIT (notes 4, 6 and 7):
   Common stock, $.001 par value, authorized
      10,000,000 shares; issued and outstanding
      7,808,152 shares in 1996 and 7,062,698
      shares in 1995 (excludes redeemable stock
       in 1995)                                                               7,808                      7,063
   Additional paid-in capital                                             3,963,923                  3,786,591
   Accumulated deficit                                                   (4,416,310)                (4,360,978)
                                                                        -----------                -----------
         Total stockholders' deficit                                       (444,579)                  (567,324)
                                                                        -----------                -----------
         Total liabilities and stockholders'
           deficit                                                      $       465                $     5,068
                                                                        ===========                ===========

See accompanying notes to financial statements.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994


                                                        1996                    1995                      1994
                                                     ---------                ---------                 ---------
REVENUES:
  Engineering services                               $      -                 $      -                  $   4,712
                                                     ---------                ---------                 ---------

COST OF SALES AND SERVICES:
  Depreciation and amortization                          7,007                    7,282                     2,846
  Other contract costs                                      -                        -                      1,237
                                                     ---------                ---------                 ---------
       Cost of Sales and services                        7,007                    7,282                     4,083
                                                     ---------                ---------                 ---------

  Gross profit (loss)                                   (7,007)                  (7,282)                      629

OPERATING EXPENSES (NOTE 8):
  Research and development
    expense                                              1,985                       -                    16,900
  General and administrative
    expense -
      Salaries and payroll taxes                            -                        -                     48,356
    Other general and
          administrative expense                         6,798                   36,578                    85,352
      Promotion expense                                  5,097                   31,581                    37,939
      Professional services                              4,036                    8,660                    15,331
      Depreciation and amortization                         -                        -                        485
                                                            -                        -                         -
             Total operating expenses                   17,916                   76,819                   204,363
                                                     ---------                ---------                 ---------
LOSS FROM OPERATIONS                                   (24,923)                 (84,101)                 (203,734)
                                                     ---------                ---------                 ---------
OTHER INCOME:
  Gain on asset disposition
    and other                                               -                     6,053                       475
                                                     ---------                ---------                 ---------

OTHER EXPENSE:
  Interest                                              30,409                   45,608                    55,629
                                                     ---------                ---------                 ---------

NET LOSS                                             $ (55,332)               $(123,656)                $(258,888)
                                                     =========                =========                 =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  (PRIMARY AND FULLY DILUTED)                        7,731,938                5,701,524                 4,992,522
                                                     =========                =========                 =========

NET LOSS PER COMMON SHARE
    (PRIMARY AND FULLY DILUTED)                      $    (.01)               $    (.02)                $    (.05)
                                                     =========                =========                 =========

See accompanying notes to financial statements.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

                                                   Common Stock       Additional
                                              ---------------------     Paid-In         Accumulated
                                                Shares       Amount     Capital           Deficit           Total
                                              ---------     -------   -----------       -----------       ---------
BALANCE JULY 31, 1993                         4,242,092     $ 4,242   $ 3,068,433       $(3,978,434)      $(905,759)

Stock exchanged for services (note 6)           144,000         144        35,856               -            36,000
Stock exchanged for debt reduction (note 6)     308,009         308        68,054               -            68,362

Sales of stock (note 6)                         368,421         368        67,132               -            67,500

Stock exchanged for assets (notes 6 and 9)      164,547         165        28,337               -            28,502

Debt forgiveness (note 8)                             -           -       195,417               -           195,417

Net loss for the year ended July 31, 1994             -           -             -          (258,888)       (258,888)
                                              ---------     -------   -----------       -----------       ---------
BALANCE JULY 31, 1994                         5,227,069       5,227     3,463,229        (4,237,322)       (768,866)

Stock exchanged for services (note 6)           182,636         183        39,295               -            39,478

Stock exchanged for debt reduction (note 6)   1,431,914       1,432       225,116               -           226,548

Sales of stock (note 6)                         196,079         196        29,804               -            30,000

Stock exchanged for assets (notes 6 and 9)       25,000          25             -               -                25

Debt forgiveness (note 8)                             -           -        29,147               -            29,147

Net loss for the year ended July 31, 1995             -           -             -        (  123,656)       (123,656)
                                              ---------     -------   -----------       -----------       ---------
BALANCE JULY 31, 1995                         7,062,698       7,063     3,786,591        (4,360,978)       (567,324)

Expiration of redeemable
 common stock option (note 4)                   200,000         200        99,800               -           100,000

Stock exchanged for debt reduction (note 6)     545,454         545        59,455               -            60,000

Debt forgiveness (note 8)                             -           -        18,077               -            18,077

Net loss for the year ended July 31, 1996             -           -             -           (55,332)       ( 55,382)
                                              ---------     -------   -----------       -----------       ---------
BALANCE JULY 31, 1996                         7,808,152     $ 7,808   $ 3,963,923       $(4,416,310)      $(444,579)
                                              =========     =======   ===========       ===========       =========

See accompanying notes to financial statements.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994


                                                   1996                 1995                 1994
                                                 --------             --------              --------
CASH FLOWS FROM OPERATIONS:
 Received from customers                         $      -             $  3,868              $ 18,087
       Paid to suppliers and
    subcontractors                                 (1,985)              (9,562)              (10,900)
 Other operating cash payments                    (14,721)             (36,043)              (67,010)
 Interest paid                                          -                   -                 (2,400)
 Other receipts                                         -                   41                    -
                                                 --------             --------              --------
    Net cash used by operations                   (16,706)             (41,696)              (62,223)
                                                 --------             --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on note to Small Business
    Administration                                      -              (10,214)                 (475)
 Advances (repayments) from/to
    related parties, net                           16,850                8,329                (2,500)
 Stock sales                                            -               30,000                70,000
 Stock issuance costs                                   -                   -                 (2,500)
                                                 --------             --------              --------
    Net cash provided by
       financing activities                        16,850               28,115                64,525
                                                 --------             --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   -                 (687)                   -
 Disposition of assets                                  -               10,214                   475
                                                 --------             --------              --------
    Net cash provided by
       investing activities                             -                9,527                   475
                                                 --------             --------              --------
NET INCREASE (DECREASE) IN CASH                       144               (4,054)                2,777

CASH AT BEGINNING OF YEAR                             321                4,375                 1,598
                                                 --------             --------              --------
CASH AT END OF YEAR                              $    465             $    321              $  4,375
                                                 ========             ========              ========

See accompanying notes to financial statements.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994



                                                                 1996                1995                   1994
                                                               --------            ---------             ----------
RECONCILIATION OF NET LOSS TO
 NET CASH USED BY OPERATIONS:
    Net loss                                                   $(55,332)           $(123,656)            $ (258,888)
    Adjustments to reconcile net
       loss to cash used by operations:
          Depreciation and amortization                           7,007                7,282                  3,331
             Gain on asset dispositions                               -               (6,012)                  (475)
          Decrease in assets:
             Accounts receivable                                      -                3,868                 13,375
                Prepaids     -  440
             Increase (decrease) in liabilities:
             Accounts payable                                     1,876                1,633                   (689)
             Interest payable, unrelated
             parties                                             12,205               16,460                 19,764
             Accrued expenses and other
          liabilities                                            (5,763)                   -                (13,451)
             Due to officers/stockholders                        23,301               24,140                 81,607
          Stock exchanged for payment of
            operating obligations                                     -               34,589                 92,763
                                                               --------            ---------             ----------
 Net cash used by operations                                   $(16,706)           $ (41,696)            $  (62,223)
                                                               ========            =========             ==========

See accompanying notes to financial statements.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996



(1)       Business

          Energy Optics, Inc. (EOI), a New Mexico Corporation, was organized in 1979 and has provided engineering services relating to research and development activities for outside parties as well as internal product development. During the years ending July 31, 1996 and 1995, the Company did not materially engage in these activities.

          The accompanying consolidated financial statements include the accounts of Material Sciences, Inc. (MSI) and Quantum Research, Inc.
          (QRI), two subsidiaries 80% controlled. MSI was acquired and QRI was incorporated during the year ended July 31, 1994. The initial business of MSI and QRI was to include the development and licensing of new technical products. During the years ending July 31, 1996 and 1995, QRI and MSI has not engaged in these activities. The controlling interest in MSI has been acquired through an EOI stock issuance as described in note 9. In May, 1994, EOI and the 20% minority shareholder in MSI were parties to the incorporation of QRI.

          The accompanying consolidated financial statements also include the accounts of International Diagnostics, Inc. (IDI), a New Mexico Corporation, which was organized to develop and market diagnostic applications in science, medicine and industry. IDI has not engaged in these activities during the three years ending July 31, 1996. EOI controls 27.5% of the outstanding stock of IDI. Edward N. Laughlin, president, director and major stockholder of EOI, controls 47% of the outstanding stock of IDI. The accounts of the Companies have been consolidated to reflect the existing operating relationships. EOI has written off the assets of IDI prior to July 31, 1993.

          EOI, MSI, QRI and IDI are hereinafter referred to as the Company.

(2)       Summary of Significant Accounting Policies

          (a)   Consolidation

                The accompanying consolidated financial statements include all the accounts of the Company. All intercompany transactions and balances have been eliminated.

          (b)   Engineering Service Revenue Recognition

                Contract revenues are recognized under the percentage of completion method whereunder the revenue is determined on the basis of physical completion to date (contract amount multiplied by percent of performance to date) and costs are expensed as incurred. Adjustments to cost estimates are made periodically (not less than at the end of each reporting period), and losses expected to be incurred on contracts are charged to operations in the period such losses are determined.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996


(2)       Summary of Significant Accounting Policies (Continued)

          (c)   Patent Right Costs

                Costs for patent rights including patent application costs are recorded at historical cost. Rights obtained through the acquisition of MSI have been recorded at a nominal amount.

          (d)   Property and Equipment

                All equipment and leasehold improvements are stated at cost. At July 31, 1996, the Company abandoned fully depreciated equipment with a historical cost of $4,760. During the year ended July 31, 1995, the Company sold equipment with a historical cost aggregating $86,744, realizing a gain on disposal of $6,012 . At July 31, 1995 and 1994, all existing fully depreciated equipment is held for disposal. During the year ending July 31, 1994, the Company abandoned fully depreciated equipment and leasehold improvements with historical cost aggregating $153,082.

          (e)   Depreciation and Amortization

                Depreciation of equipment and leasehold improvements are provided over estimated useful lives ranging from five years to seven years, using the straight-line and declining balance methods. Equipment and leasehold depreciation amounted to $2,467 for the year ending July 31, 1994. During the year ended July 31, 1996, the Company has written off $7,007 in patent application costs attributable to a driver fatigue
                indicator and alarm  as amortization expense.    During the
                year ended July 31, 1995, the Company has written off dental x-ray patent right costs aggregating $7,282 as amortization expense. Patent right costs and prior patent costs have been amortized over periods approximating seventeen years using the straight-line method. Amortization on these assets amounted to $864 for the year ending July 31, 1994.

          (f)   Investment Tax Credits and Research Tax Credits

                Investment tax credits and research tax credits will be recognized as a reduction of the provision for income taxes in the year in which utilized.

          (g)   Research and Development Costs

                Research and development costs are expensed as incurred.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996

(2)       Summary of Significant Accounting Policies (Continued)

          (h)   Loss Per Common Share

                Loss per common share is based on the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. Available stock options at July 31, 1996, 1995 and 1994 were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share (see note 7).

          (i)   Cash Flows

                For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          (j)   Use of Estimates

                The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.


(3)      Borrowings

         Notes payable consist of the following at July 31:


                                                            1996                 1995
                                                         ---------             ---------
    Payable to Small Business Administration             $ 152,561             $ 152,561
    Payable to Edward N. Laughlin (see note 8)             185,675               233,575
    Payable to other officers and stockholders               4,750                    -
                                                         ---------             ---------
                                                         $ 342,986             $ 386,136
                                                         =========             =========

         The note payable to the Small Business Administration (SBA) matured February, 1995, carries interest at 8% and is secured by cash, accounts receivable, inventories, equipment, and patents now owned and hereafter acquired. During the years 1996, 1995 and 1994, the Company did not make payments as required. In August, 1994, the SBA demanded payment in full. During the year ended July 31, 1995, the Company remitted $10,214 to the SBA from proceeds relating to fixed asset dispositions.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996

(3)      Borrowings (Continued)

         Notes payable to Edward N. Laughlin, are unsecured, due on demand and carry interest at 9%. Average outstanding borrowings payable to Edward N. Laughlin approximated $188,458, $316,450 and $341,700 in 1996, 1995 and 1994, respectively. The maximum month end borrowing amounted to $234,975 in 1996, $329,804 in 1995 and $366,275 in 1994,
         respectively. During the three years ending July 31, 1996, the Company issued common shares to Edward N. Laughlin to satisfy notes payable to Edward N. Laughlin. Subsequent to year-end Edward N. Laughlin advanced the Company $400.

         Notes payable to other officers and stockholders, are unsecured, due on demand and carry interest at 8%. Average outstanding borrowings payable to these parties approximated $1,940 in 1996. The maximum month end borrowing amounted to $4,750 in 1996. Subsequent to year end, an officer and shareholder advanced an additional $2,500.

         Averages were calculated by summing month end amounts and dividing by twelve.

         Although the fair value of borrowings payable is lower than the carrying value, there have been no obligation settlements at a lower amount. Discussions have occurred with the SBA to accept cash for payment in full as well as the exchange of stock for payment in full. In the past, the Company has extinguished related party borrowings for the average price of the high and low bid on EOI stock on the over-the-counter market. Limited activity in this market as it relates to EOI impacts a fair value determination.

(4)      Redeemable Common Stock

         In 1991, the Company issued 200,000 shares of common stock to a minority stockholder at $.50 per share pursuant to a stock purchase agreement. The agreement required the Company to potentially repurchase the 200,000 common shares for $100,000. The repurchase obligation existed at the option of the shareholder. In January, 1994 and again in March, 1995, this shareholder exercised the option for the Company to repurchase the shares at $100,000. The Company was not able to meet these demands. As a result the parties agreed to amend the stock purchase agreement by extending the repurchase obligation date. The repurchase option was extended whereby the option could have been exercised between December 31, 1995 and March 31, 1996 or 100 days after the value of EOI stock reached $1.50 per share, whichever comes first. This option agreement expired during the year ended July 31, 1996. As part of the agreement the Company was obligated to pay a consulting fee aggregating $3,000 every three months to this party expiring March 27, 1994. During the year ending July 31, 1994, the Company incurred $8,000 of consulting fees relative to this agreement. Pursuant to the agreement the Company issued EOI stock to satisfy $23,362 of amounts due for unpaid consulting fees and interest during the year ended July 31, 1994.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996

(5)      Income Taxes

         No income tax expense has been incurred by the Company for the years ending July 31, 1996, 1995 and 1994 due to operational losses.

         At July 31, 1996 and 1995, the Company has deferred tax assets and a corresponding valuation allowance of $1,329,000 and $1,410,000, respectively, attributable to net operating loss carryforwards and tax credit carryforwards.

         Differences in pretax accounting losses and income tax losses are attributable to the following for the years ending July 31, 1996, 1995 and 1994:

                                             1996              1995               1994
                                           --------          --------          ---------
    Debt forgiveness                       $ 18,077          $ 96,831          $ 195,417
    Nondeductible expenses
      for income tax reporting                2,716             2,739             25,219
                                           --------          --------          ---------
                                           $ 20,793          $ 99,570          $ 220,636
                                           ========          ========          =========

         At July 31, 1996 the Company has, for income tax reporting purposes, unused credits and operating loss carryforwards, which may be applied against future income and income tax that expire as follows:

                                                                                  Net
          Year                                 Investment       Research       Operating
        Expiring                                 Credit          Credit           Loss
        --------                                --------         -------      -----------
          1997                                  $  8,986         $44,256      $   915,887
          1998                                       417               -          696,127
          1999                                     1,087               -          149,587
          2000                                     3,836               -                -
          2001                                        -                -          415,478
          2003                                        -            2,070          236,398
          2004                                        -            3,080          184,928
          2005                                        -           12,393           63,564
          2006                                        -                -          199,030
          2007                                        -                -          332,429
          2008                                        -                -          394,641
          2009                                        -                -           38,252
          2010                                        -                -           24,086
          2011                                        -                -           34,539
                                                --------         -------      -----------
                                                $ 14,326         $61,799      $ 3,684,946
                                                ========         =======      ===========


                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996


(6)    Common Stock

       During the year ended July 31, 1996, the shareholders of the Company approved the increase of the Company's authorized common stock from 10,000,000 shares to 25,000,000 shares. As of October 11, 1996, the
       Company has not modified or filed with the State of New Mexico their amended articles of incorporation identifying such increase.

       In September, 1995, the Company issued 545,454 shares of common stock at $.11 per share to Edward N. Laughlin and related parties to satisfy $60,000 of notes payable to Edward N. Laughlin.

       In January, 1995 and July, 1995, the Company issued 49,750 and 4,956 shares of common stock at $.16 and $.1138 per share for consulting, patent and legal services.

       On July 28, 1995, the Company issued 350,000 shares of common stock to a bank for satisfaction of principal indebtedness of $69,257 and accrued unpaid interest of $36,716.

       On July 27 and 28, 1995, the Company issued 879,606 shares of common stock at $.1094 per share to Edward N. Laughlin to satisfy $96,229 of notes payable to Edward N. Laughlin.

       The Company contracts with a corporate minority shareholder to provide promotion services and marketing counsel to EOI as well as management, public relations and marketing services to MSI and QRI. The president of this corporate minority shareholder also services as president of MSI and QRI.

       A portion of these services as well as prior year trade payable to and advances from this party has been satisfied through the issuance of EOI common stock as follows:

                               Common Shares      Price Per
         Date                      Issued           Share              Nature
         ----                  -------------      ---------            ------
         July, 1995               210,238            $.12               $ 2,300 advance, $954
                                                                        services and $22,046 of
                                                                        prior year trade payable.
         January, 1995            120,000             .25               $30,000 services
         April, 1994               84,000             .25               $21,000 services
         August, 1993              60,000             .25               $15,000 services
         August, 1993              20,000             .25               $5,000 prior year trade
                                                                        payable



                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996

(6)       Common Stock (Continued)

          In November, 1994, August, 1994, May, 1994, and November, 1993, the Company issued 166,667, 29,412, 105,263 and 263,158 shares of common stock to one shareholder for cash. Prices per share amounted to $.12 in November, 1994, $.34 in August and $.19 in May, 1994 and November, 1993, respectively. This shareholder has options to purchase 196,079 common shares as described in note 7. The Company paid $2,500 in fees relative to the May, 1994 and November, 1993 stock sales.

          In January, 1994, the Company issued 181,816 shares of common stock at $.22 per share to parties related to Edward N. Laughlin to satisfy $40,000 of notes payable to Edward N. Laughlin.

          In June 1994, the Company issued 64,547 shares of common stock at approximately $.44 per share to parties related to Edward N. Laughlin to clear title to certain technology rights owned by MSI. The Company has reflected a $ 28,402 charge to operations for this transaction.

          In November, 1993, the Company issued 100,000 common shares to an individual to obtain an 80% controlling interest in MSI. (See note
          11). These shares were valued aggregately at $100 representing the value of the controlling interest acquired. In November, 1994, the Company issued an additional 25,000 common shares to this individual for assignment of patent rights to QRI. These shares were valued nominally and expensed at $25 due to industry technology changes.

          In January, 1994, the Company issued 106,193 shares of common stock at $.22 per share to satisfy $23,362 of unpaid consulting fees and interest. (See footnote 4)

(7)       Stock Options

          During the year ended July 31, 1995, the Company's stock option plan has terminated due to the expiration of the plan term.

          The Company has granted to Edward N. Laughlin stock options as a result of advancing working capital to the Company and providing prior year bank loan guarantees. At July 31, 1996 there are 165,000 shares under option and are exercisable at $.25 per share and expire April 5, 1999.

          In connection with issuing 196,079 shares of common stock during the year ended July 31, 1995, the Company has granted this shareholder the option to purchase 196,079 shares of common stock expiring 29,412 shares in August, 1996 at $.68 per share and 166,667 shares expiring November, 1996 at $.19 per share.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996


(8)       Related Party Transactions

          During 1996, 1995, and 1994, Edward N. Laughlin, president, director and major stockholder of the Company has advanced funds to the Company. Gross advances amounted to $12,100, $8,629, and $2,000, respectively. The Company incurred interest expense on aggregate advances amounting to $18,077, $29,147, and $31,102, respectively.

          Effective July 31, 1996, the Company and Edward N. Laughlin agreed that $18,077 of unpaid accrued interest would be forgiven. Effective July 31, 1995, the Company and Edward N. Laughlin agreed that $29,147 of unpaid accrued interest would be forgiven. Effective July 31, 1994, the Company and Edward N. Laughlin agreed that $54,587 of unpaid accrued interest and $140,830 of unpaid accrued salary would be forgiven. The Company recorded these events as a contribution to the Company's capital.

          As described in note 6, the Company has issued stock to related parties including Edward N. Laughlin.

          The Company has leased office space from Edward N. Laughlin through March 31, 1994 on month to month arrangements. Rent expense under this arrangement amounted to $9,600 in the year ending July 31, 1994.

          During 1996, other Company officers and stockholders advanced to the Company gross funds amounting to $4,500. The Company incurred unpaid accrued interest of $127 through July 31, 1996.

          As described in note 4, the Company has entered into a stock purchase agreement with a minority shareholder that required annual consulting fees.

          The Company contracts with a corporate minority shareholder to provide promotion services and marketing counsel to EOI as well as management, public relations and marketing services to MSI and QRI. The president of this corporate minority shareholder also serves as president of MSI and QRI. During the years ended July 31, 1996, 1995 and 1994, EOI incurred expenses amounting to $5,097, $18,954 and $37,939, respectively. As described in note 6, a portion of these expenses have been paid through the issuance of stock. During the years ended July 31, 1995 ad 1994, MSI and QRI incurred additional expenses of $627 and $8,338 relative to these services. During the years ended July 31, 1996 and 1995, this corporate minority shareholder advanced QRI $250 and $3,000, respectively. During the year ended July 31, 1995, $700 was repaid. In addition, EOI has issued its own stock as payment for an additional $12,000 of services performed on behalf of MSI and QRI during the years ended July 31, 1995 and 1994, respectively.

          The Company has contracted with a minority shareholder to perform research and development activities on behalf of MSI and QRI. During the year ended July 31 1994, QRI has incurred $6,000 of costs relative to these activities.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996


(8)      Related Party Transactions (Continued)

         At July 31, 1996 and 1995, amounts due to officers/stockholders of the Company for other than notes payable is as follows:


                                                                                      1996                1995
                                                                                    --------            --------
         Payable to Edward N. Laughlin for -
           Office rent and mileage reimbursement                                    $ 38,744            $ 38,744
                                                                                    --------            --------
         Payable to other minority stockholders for -
           Promotion expense                                                           5,097                   -
           Accrued interest                                                              127                   -
                                                                                    --------            --------
                                                                                       5,224                   -
                                                                                    --------            --------
                                                                                    $ 43,968            $ 38,744
                                                                                    ========            ========

         During the year ended July 31, 1995, the Company sold certain items of equipment and property to Edward N. Laughlin for a combined sale price of $2,710.

(9)      Acquisition of MSI

         In November, 1993, the Company acquired 80% control of Material Services, Inc. (MSI) in a business combination accounted for as a purchase. The results of operations of MSI is included in the accompanying financial statements since the date of acquisition. The cost of the acquisition was $100 which was the nominal value placed on the assets of MSI. MSI was an inactive corporation at date of acquisition and as a result no supplemental proforma information is available for 1994 results of operations that would differ from reported results of operations.

         Prior to November 1993, Edward N. Laughlin and a former EOI employee transferred outstanding common stock of MSI to EOI. In November, 1993, EOI had 50% ownership in MSI. In November, 1993, the Company entered into an agreement whereby it issued 100,000 shares of its common stock to an unrelated individual for an additional 30% ownership position in MSI. As part of this agreement, this 20% MSI shareholder is required to assign to MSI four patents, seven patent applications and one limited exclusive license for different technologies. Upon the actual transfer of each patent and the limited exclusive license EOI will issue an additional 5,000 shares of its common stock for each transfer. On November 8, 1994, 25,000 common shares of EOI was issued to this individual for assignments rendered. The Company has expensed the nominal value ($25) placed on these intangible assets. In addition, another 5,000 shares of EOI common stock will be issued if each patent application becomes a patent.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996


(9)      Acquisition of MSI (Continued)

         As additional compensation for these transfers, the 20% MSI shareholder will receive a 10% royalty on all sales fees, license fees and royalty fees received for each individual item of technology during a five year term, beginning from the date the first such fee is received on said technology and continuing thereafter for a period of five years. At the end of the said five year term and continuing for the remaining life of the receipt of such fees a 5% royalty will be due. Under this agreement, the Company will be required to reconvey each technology to this party if within three years of the issuance of each patent or successful demonstration of a product based on such technology the Company has not received either a license, royalty or sale arrangement for the technology. Additionally, if MSI elects to not act on the patent applications, such technology shall be reconveyed to this 20% MSI shareholder. Under this agreement EOI and this 20% MSI shareholder have equal voting rights for the election of the board of directors of MSI.

(10)     Supplemental Disclosure of Cash Flow and Operation Statement
         Information

         During 1996, the Company incurred an additional $2,260 of patent application costs which are included as accounts payable at year end. During 1995, the Company issued common shares valued at $3,960 relating to patent application costs. As described in notes 6 and 8, the Company has entered into certain other noncash transactions.

(11)     Operating and Economic Conditions

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. As a result, the Company has incurred losses of $55,332, $123,656 and $258,888 for the years ending July 31, 1996, 1995 and 1994, respectively.

         In addition, the Company has used substantial working capital in its operations. As of July 31, 1996, current liabilities exceed current assets by $444,579. Cash used by operations of the Company for the years ended July 31, 1996, 1995 and 1994 amounted to $16,706, $41,696 and $62,223, respectively. As described in note 3, the Company is in default of the note payable to the Small Business Administration. In August, 1994, the SBA has demanded payment in full and notified the Company of its intent to obtain possession of collateral securing the loan. Substantially all pledged property and equipment was sold during the year ending July 31, 1995 to meet this demand. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996

(11)     Operating and Economic Conditions (Continued)

         Management plans for dealing with the conditions have and will include the delay in payment of obligations payable to related parties (see note 8) and Edward N. Laughlin, officer, director and major stockholder of the Company and reduce excessive operating and administrative costs. The Company has entered discussions with the SBA to settle the outstanding loan. Additionally, the Company continues to pursue business purposes for the Company.

(12)     Segment Information

         The Company's operations had been classified into two industry segments:

         (A)  production and/or sale of assets developed internally and;
         (B)  research and development engineering services.

         Following is a summary of segmented information for 1996, 1995 and 1994:

                                                                 1996             1995            1994
                                                               --------        ---------        ---------
         Revenues:
             Industry A                                        $      -        $       -        $       -
             Industry B                                               -                -            4,712
                                                                      -                -           ------
                                                               $      -        $       -        $   4,712
                                                               ========        =========        =========

          Income (loss) from operations:
             Industry A                                        $ (8,992)       $  (7,282)       $    (864)
             Industry B                                               -                -          (15,407)
                                                                      -                -        ---------
                Operating profit (loss)                         ( 8,992)          (7,282)         (16,271)
         Corporate overhead,  net                               (46,340)        (116,374)        (242,617)
                                                               --------        ---------        ---------
          Net loss                                             $(55,332)       $(123,656)       $(258,888)
                                                               ========        =========        =========

          Identifiable Assets:
             Industry A                                        $      -        $   4,747        $   7,382
             Industry B                                               -                -            7,621
             Other                                                  465              321            4,824
                                                               --------        ---------        ---------
               Total assets                                    $    465        $   5,068        $  19,827
                                                               ========        =========        =========
          Depreciation and Amortization:
             Industry A                                        $  7,007        $   7,282        $     864
             Industry B                                               -                -            1,982
                Other                                                 -                -              485
                                                               --------        ---------        ---------
               Total depreciation and amortization             $  7,007        $   7,282        $   3,331
                                                               ========        =========        =========
          Capital Expenditures
             Industry A                                        $  2,260        $   4,747        $       -
             Industry B                                               -                -                -
                                                               --------        ---------        ---------
                Total capital expenditures                     $  2,260        $   4,747        $       -
                                                               ========        =========        =========

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996

(12)   Segment Information (Continued)

       Operating profit is total revenue less applicable cost of sales and services, depreciation and amortization and research and development expense. Identifiable assets by industry are those assets that are used in the Company's operations in each industry.

       Industry B revenue includes $4,041 to agencies of the federal government in 1994.

Item 9. Changes in and Disagreements with Accountants on Accounting and Disclosures
None

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

       Name                                      Title                                    Age
       ----                                      -----                                    ---
Edward N. Laughlin                       President, Treasurer and Director                 59
Steven M. Ward                           Director                                          47
Gordon Molesworth                        President (Quantum Research), Director            80
James Sudduth                            Vice President                                    73

Mr. Molesworth was appointed by the Board of Directors when Mr. Howell submitted his resignation as a result of a company action by his employer which stated that officers of Countrywide could not hold outside directorships of publicly held companies.

Item 11.   Executive Compensation
A summary of compensation for all officers and directors for the fiscal year ended July 31, 1996, 1995, and 1994 is as follows:

   Name of Officer                     Capacity in                 Fiscal      Total Cash        Accrued
     or Director                       Which Served                 Year      Remuneration       Not Paid
     -----------                       ------------                 ----      ------------       --------
Edward N. Laughlin                  President/Director              1996           $0               $0
                                                                    1995            0                0
                                                                    1994            0                0

Steven M. Ward                      Director                        1996           $0               $0
                                                                    1995            0                0
                                                                    1994            0                0

Richard P. Howell (1)               Director/Secretary              1995           $0               $0
                                                                    1994            0                0

James A. Sudduth (2)                Vice President                  1996           $0               $0
                                                                    1995            0                0

Gordon Molesworth                   President, Quantum              1996           $0  (3)          $0
                                    Research & Consultant,          1995            0                0
                                                                                  ---              ---
                                    Director

Total all Officers and
Directors as a group (5) persons

(1)        Retired 1995
(2)        Became Vice President 1995
(3)        Paid 120,000 restricted share for $30,000 in services.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of October 17, 1996 regarding ownership control of the Company's Common Stock by each person who beneficially owns 5% or more of the Common Stock of the Company, by each of the Company's directors, and by all the officers and directors as a group.

             Name and Address                           Shares Beneficially           Percent
           of Beneficial Owner                                 Owned                 of Class
           -------------------                                 -----                 --------
    Edward N. Laughlin
    1500 Rayos de Luna                                       2,232,124                 28.59
    Las Cruces, New Mexico 88005

    Steven M. Ward
    8101 Dogwood Lane                                         133,298                  1.71
    Montgomery, Alabama 36117

    Gordon R. Molesworth and
    Molesworth Associates
    Financial Center                                          658,338                  8.43
    81 W. Esperanza Blvd., Suite E
    Green Valley, Arizona 85614

    Michael Kluzinski and
    Professional Asset Protection                             564,500                  7.23
    6014 U.S. Highway 199, Suite 3
    Newport Richey, Florida 34652

    James A. Sudduth
    6850 E. Loma Del Bribon                                    25,000                  0.32
    Tucson, Arizona 85750

    All Officers, Directors, and 5% Shareholders
    as a Group (5 persons)                                   3,613,260                 46.28


Item 13.   Certain Relationships and Related Transactions
See footnotes 3, 6, 7, 8 and 9 of the 1996 Consolidated Financial Statements of this report.

                                    PART IV

Item 14.   Exhibits, Financial Statements Schedules and Report on Form 8-K
         a.      The following documents are filed as part of this report:
                 None

         b.      There were no Forms 8-K filed during fiscal year 1996.

         c.      Not applicable.

Other Information

Changes in Securities from June 7, 1996 (the cut off date for our 3rd quarter 1996 10Q report on securities transactions) to October 17, 1996:

During this time period, no other officer, director, or 5% shareholder of the Company has traded any Company shares.



                                        /s/ EDWARD N. LAUGHLIN
                                        ------------------------------------
                                        Edward N. Laughlin, President
                                        CEO, CFO and Treasurer

                             CROSS-REFERENCE SHEET

                                                                                           Incorporated by
         Form 10-K                                                                         Reference To:
         ---------                                                                         -------------
PART I

         Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Page 2 of this report

         Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Page 3 of this report

         Item 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .   Page 3 of this report

         Item 4. Submission of Matters
                 To a Vote of Security
                 Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  None


PART II

         Item 5. Market for the
                 Registrant's Common
                 Stock and Related
                 Security Holder Matters  . . . . . . . . . . . . . . . . . . . . . . .   Page 4 of this report

         Item 6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . .   Page 4 of this report

         Item 7. Management's Discussion
                 And Analysis of Financial
                 Condition and Results
                 of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Page 6 of this report

         Item 8. Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .   Page 7 of this report
                                                                                                      Financial Statement
                                                                                                             Begin page 1

         Item 9. Changes in and Disagreement
                 with Accountants on Accounting
                 and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .   Page 26 of this report





PART III

         Item 10.         Directors and Executive
                          Officers of the Registrant  . . . . . . . . . . . . . . . . . Page 26 of this report

         Item 11.         Management Compensation . . . . . . . . . . . . . . . . . . . Page 26 of this report

         Item 12.         Security Ownership of
                          Certain Beneficial
                          Owners and Management . . . . . . . . . . . . . . . . . . . . Page 27 of this report

         Item 13.         Certain Relationships and
                          Related Transactions  . . . . . . . . . . . . . . . . . . . . Page 28 of this report

PART IV
-------

         Item 14.         Exhibits, Financial Statements,
                          Schedules and Reports on Form 8-K . . . . . . . . . . . . . . Page 28 of this report





Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              ENERGY OPTICS, INC.

DATED: October 29, 1996     By: /s/ EDWARD N. LAUGHLIN
                               -------------------------------------------------
                               Edward N. Laughlin, President, CEO,CFO, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED: October 29, 1996     By: /s/ EDWARD N. LAUGHLIN
                               -------------------------------------------------
                               Edward N. Laughlin, President, CEO,CFO, Treasurer


DATED: October 29, 1996     By: /s/ STEVEN WARD
                               -------------------------------------------------
                               Steven Ward, Director


DATED: October 29, 1996     By: /s/ GORDON MOLESWORTH
                               -------------------------------------------------
                               Gordon Molesworth, Director
                               President, Quantum Research, Inc.