Form 10-Q
period 1996-10-31
ENERGY OPTICS INC
filed 1996-12-16
CIK 350193

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter                                      Commission File No. 0-10841
Ended October 31, 1996


                              ENERGY OPTICS, INC.

             (Exact name of Registrant as specified in its Charter)

         New Mexico                                               85-0273340
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

1500 Rayos de Luna, Las Cruces, New Mexico 88005                (505) 523-4561
(Address of principal executive offices)                          (Telephone)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
   -----    -----



                                8,773,602 SHARES

                              ENERGY OPTICS, INC.
                                 BALANCE SHEETS

                                                      October 31,       July 31,
                                                         1996            1996
                                                     (Unaudited)
                                                     ------------    ------------
ASSETS
CURRENT ASSETS
    Cash                                             $      1,414    $        465
    Accounts Receivable                                     3,000               0
                                                     ------------    ------------
         Total Current Assets                        $      4,414    $        465

         Total Assets                                $      4,414    $        465
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts Payable                                 $      2,753    $     51,833
    Deferred Compensation (Note 2)                              0         190,425
    Accrued Interest (Note 1)                                   0          50,224
    Current Maturities on Long-Term
        Debt (Note 1)                                           0         152,561
                                                     ------------    ------------
         Total Liabilities                           $      2,753    $    445,043
STOCKHOLDERS' EQUITY
    Common Stock, $.001 Par Value, 10,000,000
      shares authorized;  shares issued
      and outstanding                                $      8,773    $      7,808
    Additional Paid-in Capital                          4,322,202       3,963,923
    Retained Earnings (Deficit)                        (4,416,310)     (4,416,310)
    Net Income (Loss) for Current Year                     86,996               0
                                                     ------------    ------------
         Total Stockholders' Equity                         1,661        (444,579)
                                                     ------------    ------------
         Total Liabilities & Stockholders' Equity    $      4,414    $        465
                                                     ============    ============



See accompanying notes to financial statements.

                              ENERGY OPTICS, INC.
                            STATEMENTS OF OPERATION
                                  (Unaudited)


                                        For the Three Months                 For the Year
                                          Ended October 31                 Ended October 31
                                   ----------------------------    ----------------------------

                                       1996            1995            1996            1995
Revenue:
    Sales                          $          0    $          0    $          0    $          0
                                   ------------    ------------    ------------    ------------

Costs and expenses:
    General/Admin                       (86,996)          9,297         (86,996)          9,297
    Research/Development                      0             878               0             878
    Amortization/Depr                         0               0               0               0
                                   ------------    ------------    ------------    ------------
        Total Costs and Expenses        (86,996)         10,175         (86,996)         10,175
        Operating income (loss)    $     86,996    $    (10,175)   $     86,996    $    (10,175)
                                   ------------    ------------    ------------    ------------
Other income (deductions):
    Other, net                                0               0               0               0
                                   ------------    ------------    ------------    ------------

        Net earnings               $     86,996    $    (10,175)   $     86,996    $    (10,175)
                                   ============    ============    ============    ============

Weighted Average Number of
Common Shares Outstanding             8,290,952       7,500,052       8,290,952       7,500,052
Income (Loss) per Common Share     $        .01    $      (.001)   $        .01    $      (.001)
                                   ============    ============    ============    ============





See accompanying notes to financial statements.

                              ENERGY OPTICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Three Months    Three months
                                                Ended           Ended
                                             October 31,     October 31,
                                                1996            1995
                                            ------------    ------------
CASH FLOW FROM OPERATIONS
    Received from  customers                $          0    $          0
    Other Receipts                                     0               0
    Paid to suppliers and subcontractors               0               0
    Employee compensation & payroll taxes              0               0
    Other operating cash payments                  4,952          (3,555)
    Interest paid                                      0               0
                                            ------------    ------------
    Net cash provided (used) by
      operations                                  (4,952)         (3,555)

CASH FLOW FROM FINANCING ACTIVITIES
    Payments on long term debt                    (4,000)              0
    Borrowings from related party, net             9,900           3,700
    Sale of Stock                                      0               0
                                            ------------    ------------
    Net cash provided (used) by
      financing activities                         5,900           3,700
                                            ------------    ------------

NET CHANGE IN CASH                                   948             145

CASH AT BEGINNING OF YEAR                            465             321
                                            ------------    ------------

CASH AT END OF QUARTER                      $      1,413    $        466
                                            ============    ============





See accompanying notes to financial statements.

                              ENERGY OPTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                Three Months    Three Months
                                                   Ended           Ended
                                                 October 31,     October 31,
                                                    1996            1995
                                                ------------    ------------
RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH PROVIDED (USED) BY OPERATIONS:

 Income (Loss)                                  $     86,996    $    (10,175)
Adjustments to reconcile net income
  (loss) to cash provided (used)
    Depreciation and Amortization               $          0    $          0
    (Increase)/decrease in Accts/Rec for Cash              0               0
    (Increase)/decrease in Inventories                     0               0
    (Increase)/decrease in Prepaids                        0               0
    Increase/(decrease) in Accts/Pay                 (91,948)          6,619
    Increase/(decrease) in Accrued Exp                     0               0
                                                ------------    ------------
         Net cash provided (used)
           by operations                        $     (4,952)   $     (3,556)
                                                ============    ============

                              ENERGY OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                October 31, 1996

(1) Long Term Debt
         This note was from the Small Business Administration. As of October 31, 1996, this debt along with its interest was satisfied as stated in the Management Discussion and Analysis.

(2) Deferred Compensation
         This figure reflects wages and other amounts due to officers and related parties.

                       MANAGEMENT DISCUSSION AND ANALYSIS


The fiscal quarter ended October 31, 1996, had no revenue which is the same as the corresponding quarter in FY95 and FY94. The net income of $86,996 or $.01 per share is due to the writeoff of unpaid expenses from previous fiscal years. This compares with a loss of $10,175 or $.001 per share in the same quarter in FY95 and a loss of $36,044 or $.01 per share in the like quarter of FY94. The resulting net income is the current quarter was not due to operations, instead, was due to forgiveness of debt (unpaid expenses and interest).

During this quarter, the Small Business Administration accepted Energy Optics negotiated offer to compromise the outstanding obligation to the SBA of $152,561 and interest for $4,000 cash and 400,000 restricted common shares of Energy Optics, Inc. The Company directors eliminated the rest of the debt as follows:

Edward Laughlin and Carolyn Laughlin forgave $38,744 in rent and mileage reimbursement and an option to purchase 165,000 shares at $.25 per share and then acquired 487,873 restricted common shares for $186,075 in debt to Laughlins.

Molesworth and Associates (Gordon Molesworth) acquired 37,617 restricted common shares as payment for $5,097 in services and 4,250 in debt and $5,000 in cash.

Steven M. Ward acquired 20,975 restricted common shares for $3,000 and $4,000 in cash.

All of the above transactions were at $.3814 per share.

These transactions have eliminated the outstanding debt of the Company. The canceled note has not been received by the Company as of December 2, 1996. As a result of the above listed extraordinary effort the Company can pursue a multitude of avenues including acquisitions, mergers, additional capital, borrowing, or sale.

The Company has not been successful in its efforts to gain support from other companies for Driver Fatigue Alarm or the Silverless X-ray film work. The Company has been unable to secure a patent for the Driver Fatigue Alarm.

The Company has a positive Balance Sheet for the first time in several years.

                          PART II - Other Information

Changes in securities from October 17, 1996 (the cutoff for our last 10K report on securities transactions), to December 2, 1996.

Edward Laughlin and Carolyn Laughlin forgave $38,744 in rent and mileage reimbursement and an option to purchase 165,000 shares at $.25 per share and then acquired 487,873 restricted common shares for $186,075 in debt to Laughlins.

Molesworth and Associates (Gordon Molesworth) acquired 37,617 restricted common shares as payment for $5,097 in services and $4,250 in debt and $5,000 in cash.

Steven M. Ward acquired 20,975 restricted common shares for $3,000 and $5,000 in cash.

All of the above transactions were at $.3814 per share.

During this time period no other officer, director, or 5% shareholder of the Company has traded any Company shares.




                                      /s/ Edward N. Laughlin
                                      ------------------------------------------
                                      Edward N. Laughlin, President, Director,
                                      Treasurer

                              ENERGY OPTICS, INC.


DATED: December 6, 1996               By: /s/ Edward N. Laughlin
      ------------------                 ---------------------------------------
                                         Edward N. Laughlin, President,
                                         CEO,CFO,Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATED: December 6, 1996               By: /s/ Edward N. Laughlin
      ------------------                 ---------------------------------------
                                         Edward N. Laughlin, President,
                                         Director



DATED: December 6, 1996               By: /s/ Gordon Molesworth
      ------------------                 ---------------------------------------
                                         Gordon Molesworth, Director President,
                                         Quantum Research, Inc.

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
