Form 10-Q
period 1997-01-31
ENERGY OPTICS INC
filed 1997-03-14
CIK 350193

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter                                      Commission File No. 0-10841
Ended January 31, 1997


                              ENERGY OPTICS, INC.

             (Exact name of Registrant as specified in its Charter)



        New Mexico                                              85-0273340
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

1500 Rayos de Luna, Las Cruces, New Mexico  88005               (505)523-4561
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

YES  X   NO
    ---     ---


                               8,778,846  SHARES

                              ENERGY OPTICS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   January 31,           July 31,
                                                                     1997                  1996
                                                                  (Unaudited)
                                                                  -----------            --------
ASSETS
CURRENT ASSETS
        Cash                                                       $     1,206          $       465
                                                                   -----------          -----------
                Total Current Assets                               $     1,206          $       465

                Total Assets                                       $     1,206          $       465
                                                                   ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Accounts Payable                                           $     2,753          $    51,833
        Deferred Compensation (Note 2)                                       0              190,425
        Accrued Interest (Note 1)                                            0               50,224
        Current Maturities on Long-Term
            Debt (Note 1)                                                    0              152,561
                                                                   -----------          -----------
                Total Liabilities                                  $     2,753          $   445,043

STOCKHOLDERS' EQUITY
        Common Stock, $.001 Par Value, 10,000,000
          shares authorized;  shares issued
          and outstanding                                          $     8,779          $     7,808
        Additional Paid-in Capital                                   4,324,196            3,963,923
        Retained Earnings (Deficit)                                 (4,416,310)          (4,416,310)
        Net Income (Loss) for Current Year                              81,788                    0
                                                                   -----------          -----------
                Total Stockholders' Equity                              (1,547)            (444,579)
                                                                   -----------          -----------
                Total Liabilities & Stockholders' Equity           $     1,206          $       465
                                                                   ===========          ===========

See accompanying notes to financial statements.

                              ENERGY OPTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                                  (Unaudited)


                                                For the Three Months              For the Year
                                                  Ended January 31              Ended January 31
                                           --------------------------    --------------------------
                                               1997           1996           1997           1996
Revenue:
        Sales                              $         0    $         0    $         0    $         0
                                           -----------    -----------    -----------    -----------
Costs and expenses:
        General/Admin                            5,208          5,801        (81,788)        15,098
        Research/Development                         0              0              0            878
        Amortization/Depr                            0              0              0              0
                                           -----------    -----------    -----------    -----------
                Total Costs and Expenses         5,208          5,801        (81,788)        15,976
                Operating income (loss)    $    (5,208)   $    (5,801)   $    81,788    $   (15,976)
                                           -----------    -----------    -----------    -----------
Other income (deductions):
        Other, net                                   0              0              0              0
                                           -----------    -----------    -----------    -----------

                Net earnings               $    (5,208)   $    (5,801)   $    81,788    $   (15,976)
                                           ===========    ===========    ===========    ===========

Weighted Average Number of
Common Shares Outstanding                    8,776,224      7,500,052      8,293,499      7,500,052

Income (Loss) per Common Share             $     (.001)   $     (.001)   $       .01    $     (.001)
                                           ===========    ===========    ===========    ===========





See accompanying notes to financial statements.

                              ENERGY OPTICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Six Months     Six months
                                                Ended          Ended
                                                January 31,    January 31,
                                                1997           1996
                                                -----------    -----------
CASH FLOW FROM OPERATIONS
        Received from customers                 $      0       $      0
        Other Receipts                                 0              0
        Paid to suppliers and subcontractors           0              0
        Employee compensation & payroll taxes          0              0
        Other operating cash payments             10,159         11,355
        Interest paid                                  0              0
                                                --------       --------
        Net cash provided (used) by
          operations                             (10,159)       (11,355)

CASH FLOW FROM FINANCING ACTIVITIES
        Payments on long term debt                (4,000)             0
        Borrowings from related party, net        14,900         11,600
        Sale of Stock                                  0              0
                                                --------       --------
        Net cash provided (used) by
          financing activities                    10,900         11,600
                                                --------       --------

NET CHANGE IN CASH                                   741            245

CASH AT BEGINNING OF YEAR                            465            321
                                                --------       --------

CASH AT END OF QUARTER                          $  1,206       $    566
                                                ========       ========





See accompanying notes to financial statements.

                              ENERGY OPTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        Six  Months     Six  Months
                                                        Ended           Ended
                                                        January  31,    January 31,
                                                        1997            1996
                                                        ------------    -----------
RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH PROVIDED (USED) BY OPERATIONS:

Income (Loss)                                           $  81,788       $(15,976)
Adjustments to reconcile net income
  (loss) to cash provided (used)
        Depreciation and Amortization                   $       0       $      0
        (Increase)/decrease in Accts/Rec for Cash               0              0
        (Increase)/decrease in Inventories                      0              0
        (Increase)/decrease in Prepaids                         0              0
        Increase/(decrease) in Accts/Pay                  (91,947)         1,535
        Increase/(decrease) in Accrued Exp                      0              0
                                                        ---------       --------
                Net cash provided (used)
                  by operations                         $ (10,159)      $(14,441)
                                                        =========       ========

                              ENERGY OPTICS, INC.

                            SELECTED FINANCIAL DATA


                                               For the Three Months                   For the Year
                                                 Ended January 31                   Ended January 31
                                               --------------------                 ----------------
                                               1997              1996             1997             1996
Revenues:
        Products/Services                  $         0       $         0       $         0      $         0
                                           -----------       -----------       -----------      -----------
         Total                             $         0       $         0       $         0      $         0

Operating Income (Loss):
        Products/Services                  $         0       $         0       $         0      $         0
                                           -----------       -----------       -----------      -----------
          Total                            $         0       $         0       $         0      $         0

Income (Loss) Before Taxes                 $    (5,208)      $    (5,801)      $    81,788      $   (15,976)

Net Income (Loss)                          $    (5,208)      $    (5,801)           81,788      $   (15,976)

Weighted Average Number
 Of Shares Outstanding                       8,776,224         7,500,052         8,293,499        7,500,052

Income (Loss) Per Share                    $       .01       $     (.001)      $       .01      $     (.001)

Working Capital                                                                $    (1,547)     $  (428,846)

Working Capital Ratio                                                                .44:1           .001:1

Stockholders' Equity                                                           $    (1,547)     $  (424,099)

                              ENERGY OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                January 31, 1997

(1)     Long Term Debt
                This note was from the Small Business Administration. As of January 31, 1997 this debt along with its interest was satisfied as stated in the Management Discussion and Analysis.

(2)     Deferred Compensation
                This figure reflects wages and other amounts due to officers and related parties.

                       MANAGEMENT DISCUSSION AND ANALYSIS


The fiscal quarter ended January 31, 1997, had no revenue which is the same as the corresponding quarter in FY96 and FY95. The net income of $81,788 or $.01 per share is due to the writeoff of unpaid expenses from previous fiscal years. This compares with a loss of $15,976 or $.001 per share in the same quarter in FY96 and a loss of $62,552 or $.01 per share in the like quarter of FY95. The resulting net income for this six month period was not due to operations, instead, was due to forgiveness of debt (unpaid expenses and interest) in the previous quarter.

During the previous quarter, the Small Business Administration accepted Energy Optics negotiated offer to compromise the outstanding obligation to the SBA of $152,561 and interest for $4,000 cash and 400,000 restricted common shares of
Energy Optics, Inc.   The canceled SBA note has not been received by the
Company as of March 10, 1997.

Molesworth and Associates (Gordon Molesworth) acquired 5,255 restricted common shares as payment for $2,000 in cash. This transaction was at $.3814 per share.

The Company has not been successful in its efforts to gain support from other companies for Driver Fatigue Alarm or the Silverless X-ray film work. The Company has been unable to secure a patent for the Driver Fatigue Alarm.

                          PART II - Other Information

Changes in securities from December 2, 1996 (the cutoff for our last 10K report on securities transactions), to March 10, 1997

Molesworth and Associates (Gordon Molesworth) acquired 5,244 restricted common shares as payment for $2,000 in cash. This transaction was at $.3814 per share.

During this time period no other officer, director, or 5% shareholder of the Company has traded any Company shares.






/s/ Edward N. Laughlin
------------------------------
Edward N. Laughlin, President,
Director, Treasurer

                              ENERGY OPTICS, INC.



DATED: March 10, 1997               By: /s/ Edward N. Laughlin
     --------------------             -------------------------------
                                      Edward N. Laughlin, President,
                                      CEO, CFO, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED: March 10, 1997               By: /s/ Edward N. Laughlin
     --------------------             --------------------------------
                                      Edward N. Laughlin, President,
                                      Director



DATED: March 10, 1997               By: /s/ Gordon Molesworth
     --------------------             ---------------------------------
                                      Gordon Molesworth, Director
                                      President, Quantum Research, Inc.

                                EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27             Financial Data Schedule
