Form 10-Q
period 1997-04-30
ENERGY OPTICS INC
filed 1997-06-13
CIK 350193

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter                                     Commission File No. 0-10841
Ended April 30, 1997


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

YES [X]  NO [ ]


                                8,778,846 SHARES

                              ENERGY OPTICS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                    January 31,       July 31,
                                                       1997             1996
                                                    (Unaudited)
                                                    ------------    ------------
ASSETS
CURRENT ASSETS
   Cash                                             $        534    $        465
                                                    ------------    ------------
         Total Current Assets                       $        534    $        465

         Total Assets                               $        534    $        465
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts Payable                                 $      2,753    $     51,833
   Deferred Compensation (Note 2)                              0         190,425
   Accrued Interest (Note 1)                                   0          50,224
   Current Maturities on Long-Term
       Debt (Note 1)                                           0         152,561
                                                    ------------    ------------
         Total Liabilities                          $      2,753    $    445,043
STOCKHOLDERS' EQUITY
   Common Stock, $.001 Par Value, 10,000,000
      shares authorized;  shares issued
      and outstanding                               $      8,779    $      7,808
   Additional Paid-in Capital                          4,324,196       3,963,923
   Retained Earnings (Deficit)                        (4,416,310)     (4,416,310)
   Net Income (Loss) for Current Year                     81,116               0
                                                    ------------    ------------
         Total Stockholders' Equity                       (2,219)       (444,579)
                                                    ------------    ------------
         Total Liabilities & Stockholders' Equity   $        534    $        465
                                                    ============    ============


See accompanying notes to financial statements.

                              ENERGY OPTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                                  (Unaudited)


                                    For the Three Months              For the Year
                                       Ended April 30                Ended April 30
                                 --------------------------    --------------------------

                                     1997           1996           1997           1996
Revenue:
   Sales                         $         0    $         0    $         0    $         0
                                 -----------    -----------    -----------    -----------

Costs and expenses:
   General/Admin                         672          7,039        (81,116)        22,137
   Research/Development                    0              0              0            878
   Amortization/Depr                       0          4,747              0          4,747
                                 -----------    -----------    -----------    -----------
      Total Costs and Expenses           672         11,786        (81,116)        27,762
      Operating income (loss)    $      (672)   $   (11,786)   $    81,116    $   (27,762)
                                 -----------    -----------    -----------    -----------

Other income (deductions):
   Other, net                              0              0              0              0
                                 -----------    -----------    -----------    -----------

      Net earnings               $      (672)   $   (11,786)   $    81,116    $   (27,762)
                                 ===========    ===========    ===========    ===========

Weighted Average Number of
Common Shares Outstanding          8,778,846      7,808,152      8,455,281      7,602,752

Income (Loss) per Common Share   $     (.000)   $     (.002)   $       .01    $     (.004)
                                 ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

                              ENERGY OPTICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine Months      Nine months
                                                      Ended            Ended
                                                    April 30,        April 30,
                                                       1997            1996
                                                   ------------    ------------
CASH FLOW FROM OPERATIONS
   Received from  customers                        $          0    $          0
   Other Receipts                                             0               0
   Paid to suppliers and subcontractors                       0               0
   Employee compensation & payroll taxes                      0               0
   Other operating cash payments                         10,831          14,122
   Interest paid                                              0               0
                                                   ------------    ------------
   Net cash provided (used) by
     operations                                         (10,831)        (14,122)

CASH FLOW FROM FINANCING ACTIVITIES
   Payments on long term debt                            (4,000)              0
   Borrowings from related party, net                    14,900          15,100
   Sale of Stock                                              0               0
                                                   ------------    ------------
   Net cash provided (used) by
     financing activities                                10,900          15,100
                                                   ------------    ------------

NET CHANGE IN CASH                                           69             978

CASH AT BEGINNING OF YEAR                                   465             321
                                                   ------------    ------------

CASH AT END OF QUARTER                             $        534    $      1,299
                                                   ============    ============


See accompanying notes to financial statements.

                              ENERGY OPTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                   Nine Months     Nine Months
                                                      Ended            Ended
                                                    April 30,       April 30,
                                                       1997            1996
                                                   ------------    ------------
RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH PROVIDED (USED) BY OPERATIONS:

 Income (Loss)                                     $     81,116    $    (27,762)
Adjustments to reconcile net income
  (loss) to cash provided (used)
     Depreciation and Amortization                 $          0    $      4,747
     (Increase)/decrease in Accts/Rec for Cash                0               0
     (Increase)/decrease in Inventories                       0               0
     (Increase)/decrease in Prepaids                          0               0
     Increase/(decrease) in Accts/Pay                   (91,947)          8,893
     Increase/(decrease) in Accrued Exp                       0               0
                                                   ------------    ------------
           Net cash provided (used)
             by operations                         $    (10,831)   $    (14,122)
                                                   ============    ============

                              ENERGY OPTICS, INC.

                            SELECTED FINANCIAL DATA


                               For the Three Months           For the Year
                                  Ended April 30             Ended April 30
                             ------------------------    -----------------------

                                1997          1996          1997         1996
Revenues:
   Products/Services         $        0    $        0    $        0   $        0
                             ----------    ----------    ----------   ----------
      Total                  $        0    $        0    $        0   $        0

Operating Income (Loss):
   Products/Services         $        0    $        0    $        0   $        0
                             ----------    ----------    ----------   ----------
      Total                  $        0    $        0    $        0   $        0

Income (Loss) Before Taxes   $     (672)   $  (11,786)   $   81,116   $  (27,762)

Net Income (Loss)            $     (672)   $  (11,786)   $   81,116   $  (27,762)

Weighted Average Number
  Of Shares Outstanding       8,778,846     7,808,152     8,455,281    7,602,752

Income (Loss) Per Share      $     .000    $    (.002)   $      .01   $    (.004)

Working Capital                                          $   (2,219)     (435,886)

Working Capital Ratio                                         .20:1       .003:1

Stockholders' Equity                                     $   (2,219)   $ (435,886)

                              ENERGY OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 April 30, 1997

(1)  Long Term Debt

          This note was from the Small Business Administration. As of January 31, 1997 this debt along with its interest was satisfied as stated in the Management Discussion and Analysis.

(2)  Deferred Compensation

          This figure reflects wages and other amounts due to officers and related parties.

                       MANAGEMENT DISCUSSION AND ANALYSIS


The fiscal quarter ended April 30, 1997, had no revenue which is the same as the corresponding quarter in FY96 and FY95. The net loss of $672 or $.00 per share compares with a loss of $11,786 or $.002 per share in the same quarter in FY96 and a loss of $29,236 or $.005 per share in the like quarter of FY95. The resulting net income for this nine month period was not due to operations, instead, was due to forgiveness of debt (unpaid expenses and interest) in a previous quarter.

During the previous quarter, the Small Business Administration accepted Energy Optics negotiated offer to compromise the outstanding obligation to the SBA of $152,561 and interest for $4,000 cash and 400,000 restricted common shares of Energy Optics, Inc. The canceled SBA note has not been received by the Company.

The Company has not been successful in its efforts to gain support from other companies for Driver Fatigue Alarm or the Silverless X-ray film work. The Company has been unable to secure a patent for the Driver Fatigue Alarm.

                          PART II - Other Information

Changes in securities from March 10, 1997 (the cutoff for our last 10K report on securities transactions), to June 10, 1997:


During this time period no other officer, director, or 5% shareholder of the Company has traded any Company shares.


/s/ Edward N. Laughlin
----------------------------------
Edward N. Laughlin, President, Director, Treasurer

                              ENERGY OPTICS, INC.


DATED: June 10, 1997                 By: /s/ Edward N. Laughlin
      -----------------                 ---------------------------------------
                                        Edward N. Laughlin, President, CEO,
                                        CFO, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED: June 10, 1997                 By: /s/ Edward N. Laughlin
      -----------------                 ---------------------------------------
                                        Edward N. Laughlin, President, Director


DATED: June 10, 1997                 By: /s/ Gordon Molesworth
      -----------------                 ---------------------------------------
                                        Gordon Molesworth, Director
                                        President, Quantum Research, Inc.

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
