Form 10KSB
period 1997-07-31
ENERGY OPTICS INC
filed 1997-11-17
CIK 350193

U.S. Securities and Exchange Commission
                             Washington D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED JULY 31, 1997

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE TRANSITION PERIOD FROM_________ TO ________

                           COMMISSION FILE NO. 0-10841
                       -----------------------------------
                               ENERGY OPTICS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                 ----------------------------------------------

           NEW MEXICO                                         85-0273340
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

29425 C.R. 561, TAVARES, FLORIDA                               32778
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER (352) 742-5010

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE WHICH REGISTERED
-------------------                    --------------------------------------
COMMON STOCK, $.001 PAR VALUE                             OTC


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                      NONE

  CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15 (d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. (1) YES [X] NO [ ] (2) YES [X] NO [ ]

  CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

  STATE THE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR.   NONE.

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS. (SEE DEFINITION OF AFFILIATE IN RULE 12B-2 OF THE EXCHANGE ACT).

  AGGREGATE MARKET VALUE OF THE 534,219 SHARES (AFTER GIVING RETROACTIVE EFFECT TO THE 1 FOR 10 REVERSE SPLIT) HELD BY NON-AFFILIATES OF THE ISSUER AS OF NOVEMBER 14, 1997, COMPUTED BY USING THE AVERAGE OF THE ASK AND BID PRICES ON NOVEMBER 14, 1997, OF $2.31 AND $2.19 IS AS FOLLOWS:

                AVERAGE $2.25/SHARE X 534,219 SHARES = $1,201,993

  THE NUMBER OF SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK AS OF NOVEMBER 14, 1997, IS 13,289,814. THERE ARE APPROXIMATELY 750 SHAREHOLDERS OF RECORD AS OF NOVEMBER 14, L997.


                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                                   FORM 10-KSB

TABLE OF CONTENTS

PART I                                                                                        PAGE
                                                                                              -----
Item 1.    DESCRIPTION OF BUSINESS                                                               1
Item 2.    DESCRIPTION OF PROPERTY                                                               2
Item 3.    LEGAL PROCEEDINGS                                                                     3
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   3

PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                              3
Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                             3
Item 7.    FINANCIAL STATEMENTS                                                        F-1 to F-15
Item 8.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                                               9

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                                 9
Item 10.   EXECUTIVE COMPENSATION                                                               11
Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                       12
Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                       13

PART IV

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K                                                     13







PART I

ITEM 1. DESCRIPTION OF BUSINESS

PRIOR BUSINESS OF THE COMPANY

Energy Optics, Inc., a New Mexico corporation (NASDAQ OTC: EOPT), was organized in 1979 and developed various proprietary and patented technologies for industrial and consumer application. Several advanced electro-optical devices and systems were developed including a gas well monitoring system for Phillips Petroleum that resulted in approximately $1 million in revenue. However, when a large German company bought the Philips subsidiary that was involved, that revenue was eliminated. Other technologies developed but never marketed include a system control device that allows an operator to fly in an airplane or helicopter above a line of oil or gas platforms and remotely control valves and instruments. Also, patents were obtained on a silverless x-ray film using microwaves to develop picture negatives as well as a color transfer process that permits transfer of color images directly onto fabric, walls, or billboards. Additionally, a passive warning system for vehicle drivers and locomotive engineers was developed that detects an operator experiencing drooping eyes, nodding head, or open eyes that are not blinking, indicating unconsciousness. This evolved from the Company's earlier development of a "Pilot-Loss-of-Consciousness Alarm" for the U.S. Air Force. Further, a remote scanning device was developed for detection and analysis of hail sent by data packet transfer to weather reporting centers for the Atmospheric and Oceanographic branch of the U.S. Department of Commerce.

The Company was not able to realize any substantial revenue or realize any profit margins sufficient to maintain an active status and it was unsuccessful in securing funding sufficient to aggressively market these devices and systems. It also was unable to enlist the resources of a partner concern necessary to take product development from the prototypical stage into production and then properly promote and market its various products through distribution to the end-user.

After becoming inactive and ceasing all initiatives to pursue funding for production and marketing, the Company was de-listed from the NASDAQ Small Cap listing. However, as an inactive over-the-counter stock, the Company's principals nevertheless maintained the Corporation's books, kept the Company in good standing and retained the Company's status as fully reporting to the Securities and Exchange Commission.

The businesses of the acquired Companies are more fully described in Item 6 "Management Discussion and Analysis or Plan of Operation".

In order to proceed with its acquisition strategy, the Company recognized that it had to reduce the overwhelming debt that the Company owed. A settlement agreement was reached to eliminate the Small Business Administration debt (including accrued interest) by a combination of cash payments, issuance of stock and forgiveness of debt.

The remainder of the debt has been disposed of by forgiveness of some debt and interest and an exchange for stock. (Most of this debt was to Directors of the Company.) With a clean slate, the Company believes that it can resume its research and development of products as well as assist its subsidiaries in achieving profitability.

RECENT BUSINESS ACTIVITY

In June 1997, the Company's principals began discussions with an unincorporated business organization (UBO) that owned certain assets and that had rights to purchase or assign purchase of certain other assets. These discussions resulted in the Company proposing the possibility of acquiring certain assets from the UBO or its assigns for the purpose of re-establishing the Company as a viable business. The Company, upon further review and due diligence, was made aware of certain specific assets owned or assignable by the UBO including technologies that appeared compatible with those of the Company, as well as other diverse holdings with market potential. The UBO owned a 21-acre parcel of commercial real estate in Tavares, Florida with 78,000 square feet of warehouse space and 3,500 square feet of office space containing furniture, equipment, and fixtures.

In July 1997, management entered into negotiations with the UBO on the purchase of assets or rights to purchase assets in exchange for common stock of the Company. On August 20, 1997, the Company acquired certain of the UBO's business assets including the Tavares, Florida real estate, buildings, and equipment and controlling stock interest (help by parties related to the UBO) of a specialty food company in a transaction totaling approximately $3.6 million. This transaction was subsequently amended on October 10, 1997. The Company filed for foreign corporation registration with the State of Florida and moved its corporate offices from New Mexico to Tavares, Florida where it occupied the offices that were purchased on August 20, 1997. It has since leased a portion of its unused office and warehouse space to other entities.

In September and October 1997, subsequent to the fiscal period ending July 31, 1997, the Company acquired two additional business interests from the UBO, both of which are development stage enterprises. The Company recognizes the risk associated with development stage companies not yet generating significant revenue. However, in performing due diligence on the businesses it acquired, management believes that these companies are near the beginning of potentially substantial revenue streams and can achieve profitability in the near future.

The Company's only employees at July 31, 1997, were its officers and directors and they were not compensated. The Company had contracted some outside services.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's administrative offices, laboratory/research facilities consisting of approximately 300 square feet, were located in Las Cruces, New Mexico, where all of its administrative and research activities were conducted. These facilities were provided by Edward N. Laughlin, a principal shareholder, at no cost to Energy Optics, Inc.

The Company did not own nor lease any other real estate until August 20, 1997, at which time it acquired the real estate more fully described in Item 1 and its administrative and research activities were moved to Tavares, Florida. The property located at 29425 CR 561, Tavares, Florida, consisting of 78,000 square feet of warehouse space and 3,500 square feet of office space containing furniture, equipment, and fixtures, is considered adequately maintained and insured. While this facility is occupied primarily by the Company and its subsidiaries, a small portion of the warehouse and office space is leased to affiliated entities. Property taxes on the facility are estimated at $24,632 annually. The property was acquired under an agreement for deed, subject to the payment of a non-recourse promissory note in the amount of $258,900, payable in equal annual installments of $64,725, plus interest at 10% annually, due on December 31st of each calendar year until paid in full.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings to which the Company or any of its subsidiaries is subject are pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter market. Since May of 1986, it has been listed in the "pink sheets". Currently, the Company is listed on the National Association of Securities Dealers' Electronic Bulletin Board under the symbol EOPT. Individual systems may add other symbols for access. The high and low bid for each of the last several quarters after giving retroactive effect to the 1 for 10 reverse stock split is listed below:

                      QUARTER ENDED      HIGH BID           LOW BID
                      -----------------  --------           -------
                      January 31, 1996     $1.60            $  .60
                      April 30, 1996       $1.60            $ 1.00
                      July 31, 1996        $1.60            $  .90
                      October 31, 1996     $1.00            $ 1.00
                      January 31, 1997     $1.10            $ 1.00
                      April 30, 1997       $2.00            $ 1.80
                      July 31, 1997        $1.60            $  .10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)    PLAN OF OPERATION

As a result of its acquisitions in August, September and October 1997, the Company has changed its narrow focus to a much broader, diverse group of operations. These acquisitions and the Company's operating plans are summarized as follows, and are subject to modification from time to time without notice by decision of Management and may not reflect actual results:

LEAN PROTEIN FOODS, INC. AND SUBSIDIARY

In its August 20, 1997, transactions, the Company acquired controlling interest in Lean Protein Foods, Inc. (LPF) which had recently purchased 100% of the authorized stock of Wildwood Ostrich Ranch, Inc. (WWOR). LPF is a recently formed specialty food company that has contracted with two meat plants for processing yearling ostrich produced by WWOR. Both LPF and WWOR are development stage enterprises. The ranch is a fully integrated facility containing a herd of approximately 1,900 ostriches, incubation and hatching facilities, and grow-out colony pens.

LPF has developed a line of specialty food products utilizing highly evolved processing technologies. Marinated and wood roasted ostrich medallions, filets, and appetizers have been developed and are being produced for sale to specialty food distribution companies. The ostrich hides, which are a by-product of the livestock processing, are sold to tanners for ostrich leather which is generally recognized as highly durable and exotic.

Management believes that it has the expertise and sufficient knowledge of the meat and specialty food industry, affiliations with distributors, restaurants, specialty food brokers, and retail industry specialists to provide marketing advantages to LPF that may be unavailable to other ostrich producers. Further, management believes that it possesses certain proprietary technological innovations in ostrich processing and an in-depth knowledge of distribution pathways that may provide for certain advantages in market entry timing.

LPF is focused on the specialty food segment in both food service and high-end retail for distribution of its products. It is utilizing trade shows, trade publications, brokerage and end-user requests for product information to advance its products into specialty food distributors' inventories. Management is currently in discussion with a Mexican concern that is importing ostrich livestock into Mexico from a Texas exporter with whom management has had prior dealings. A joint venture whereby LPF would supply the Mexican company with product for the next two to three years while the Mexican firm develops its livestock herd is scheduled for negotiation in late November 1997.

LPF intends to concentrate on expansion of its specialty food line into food service and retail establishments through the remainder of 1997 and through 1998. Management believes that acceptable profit margins exist within the specialty and game meat niche of this growth segment of the food category and will focus on building brand identity for its WWOR products. While operation of an agri-business is diverse in nature from the prior business of the Company, the Company's management nevertheless believes that it has the capacity and experience to engage in the specialty food business. Further, brand equity appreciation can result in the value of the LPF assets being appraised in multiples of its operating cash flow.

CASEY HOLDINGS, INC.

On October 10, 1997, the Company concluded discussions on the acquisition of up to 40% of the authorized stock of Casey Holdings, Inc. (CHI) in a non-binding contract. The primary business of CHI and its subsidiaries, as a late stage start-up company, is to provide a three-day, high adventure, total immersion educational and space flight experience program similar to that provided by the National Aeronautics and Space Administration (NASA) to astronauts training for space flight. The "high adventure" segment of the travel business has experienced significant growth over the past several years. The planned three-day adventure, primarily targeting the corporate executive market within the travel industry, consists of one day of realistic astronaut ground flight training to be conducted by former NASA astronauts as well as a one-day VIP, behind the scenes, "Gold Tour" of the NASA facility at Kennedy Space Center in Titusville, Florida. The final day of the planned excursion is anticipated to culminate in a three-hour flight aboard a NASA equipped DC-9 aircraft that will perform 12 to 15 "parabolic arcs" which will allow the participants to experience complete weightlessness. This type of flight would be identical to those conducted by NASA to train astronauts for weightless space flight. Management believes that this complete educational and weightless flight experience program is the first of its type ever offered commercially to the general public.

To date, two of the largest travel agencies in Japan have requested, in writing, an exclusive contract to market the $6,000 to $10,000 packages to their corporate clients. Further, one of the largest corporate incentive travel agencies in the United States has requested the exclusive contract for the United States corporate client market; they anticipate the ability to place 5,000 U.S. customers within the first year. Additionally, Research Data Service
(RDS) of Tampa, Florida has projected that there exists globally a 60,000 - 70,000 customer market annually within the corporate executive market for this type of high adventure and educational experience.

The Company expected to finalize the acquisition of CHI (or successor) later in 1997.

MICROGRAVITY AVIATION COMPANY

On October 10, 1997, the Company contracted to acquire a 20% interest in Microgravity Aviation Company (MAC), a subsidiary of CHI that is scheduled to operate the flight portion of the three-day package. MAC will also offer the use of the DC-9 aircraft to the film and movie production community as a flying film studio for producing weightless scenes for use in movies, commercials, and corporate videos. The MAC aircraft may also be used for conducting microgravity research performed by universities and research companies. MAC recently produced a ten-minute video that dramatically demonstrates the range of services offered by MAC for distribution to over 300 film and movie production companies. The executive management and consulting staff of CHI and MAC is comprised of highly credentialed professionals including former NASA astronauts as well as former airline, Federal Aviation Administration (FAA), and NASA executives. The management of MAC has executed a lease of the specially NASA equipped aircraft and the effective operation of the company is predicated upon MAC's ability to take possession of this aircraft. Nevertheless, management is confident that the Company's stock interest in MAC is well represented with capable and knowledgeable management and that the risk/reward ratio to the Company is acceptable and balanced by the Company's other business interests.

AMERICAN MILLENNIUM CORPORATION

On October 9, 1997, the Company contracted to purchase 80% of the issued and outstanding stock of American Millennium Corporation (AMC). This development stage enterprise has several distinct similarities to certain of the former businesses of the Company. Several of the commercial applications of products developed by AMC may possibly have mutual compatibilities with certain patented technologies developed by the Company prior to its recent purchases. AMC has developed a monitoring device utilizing off-the-shelf technologies that are transparent to various radio spectrum protocols. Railroad, trucking companies, and other companies that have a need to monitor a moving shipment of high value cargo are able, via Global Positioning Systems (GPS), to determine exactly where the cargo shipment is including both direction and speed. The data packet transfer from the unit to the monitoring station then provides information on over twenty functions pertinent to the condition of the cargo. Damage loss claims run into the millions of dollars each year to railroad companies alone. Location of freight is an ongoing logistical challenge for railroad companies. This system allows the transporter to identify a problem before possible irreparable damage or loss occurs as well as the ability to receive real time data transferred on the actual location of the cargo. AMC is in the process of completing a successful rolling test with Union Pacific Railroad (UPR) and has agreed to furnish additional UPR refrigerated railcars with the device. UPR maintains approximately 35,000 miles of track and has over 8,000 refrigerated railcars that could benefit from utilization of this monitoring service. Not only is revenue available in hardware sales of the unit itself, but also in recurring monthly residual income from data packet transfer charges between the railcar and monitoring station. A detailed record of conditions aboard a specific shipment can then be furnished on disk to the customer filing a damage claim as proof of existing conditions during the time that the shipment is in a transporter's possession.

Additionally, AMC has entered into a reseller agreement with Orbcomm who has successfully launched the first two of its expected 26 to 28 low earth orbit
(LEO) satellites scheduled to be in orbit by fall of 1998. Orbcomm currently receives 500-600 inquiries for reseller applications per month according to a company spokesperson. AMC is one of approximately thirty companies chosen by Orbcomm as resellers to date. Since the Orbcomm LEO's are launched from a Pegasus rocket from underneath the wing of a McDonnell Douglas DC-10, launch costs are which is considerably less expensive than a ground based launch. Therefore, AMC anticipates the ability to offer highly competitive data transmission services. This should allow AMC to globally expand its monitoring service to a wide range of applications including remote oil and gas wells and offshore platforms, as well as truck fleets and ocean going cargo ships and individual containers aboard those vessels. The Orbcomm reseller contract will also allow for AMC's utilization of satellite transponder space to offer other competitively priced wireless communications services.

AMC has other proprietary products that are under sensitive requirements of nondisclosure by the party negotiating purchase of the devices. When appropriate, AMC will release details of that joint venture proposal. The Company believes that the 80% acquisition of AMC should add considerable value that would be reflected in consolidated financial statements for the Company as revenues and possible near-future earnings by AMC begin to accrue. AMC has heretofore operated its business with moderate overhead requirements and it represents a minimal ongoing cost to the Company relative to the revenue potential achievable over the next six months.

COMPANY EXPANSION INTO DIVERSE BUSINESS

Management has also identified other existing opportunities whereby it may be able to acquire substantial interest in or controlling interest of certain business entities that, in the opinion of management, represent potentially viable and undervalued assets. As noted previously in Item 1 "Prior Business of the Company", Energy Optics, Inc. has heretofore positioned itself as a highly technical and narrowly focused developer of specific technologies. Having previously been less than successful within such a narrow technical scope of business activity, management believes that expansion of the Company's business into more diverse operations may allow for a greater, more diverse balance and substantial appreciation of the Company's business which management believes is in the best interests of the shareholders. The Company has retained the services of Tatum CFO Partners, LP (TATUM), to provide financial oversight of its business interests. In management's opinion, TATUM is a qualified consortium of accountants, CPA's, and former chief financial officers (CFOs) from a wide spectrum of small and large corporations. TATUM provides financial analysis, accounting services, and hands-on financial oversight for numerous other unrelated companies, as well.

Additionally, the Company's management either has on staff, or has access to, a diverse group of professionals and consultants who have extensive backgrounds in wireless technology, aerospace, engineering, agri-business, food processing, public relations and marketing, or other fields of expertise relative to the operation of the recently acquired companies and the Company's former business. By the end of the next fiscal year, the Company and its subsidiaries anticipate employing 50-60 people in their operations. The Company has noted a significant and developing trend in start-up business ventures, which have been formed by experienced principals with accomplished professional backgrounds in various fields. In certain cases, their management has identified significant market opportunities, has performed research and development, and has test marketed their products or services in order to validate the findings of market studies indicating a viable and potentially profitable market for those particular products or services. Management believes that its ability to provide ancillary support to these ventures that have various needs outside of their core business expertise, by providing them with accounting services, financial oversight, technical support, capital formation, marketing and public relations, should result in the negation of duplicity, a lowering of overhead to each company, and an increase in efficiency at the operational level. Management has, to date, contacted for acquisitions wherein there existed mutual consent that broad financial oversight and/or direct operational control of the Company needed to be put in place thereby enhancing the ability of the company being acquired to concentrate on its primary product or service.

MANAGEMENT'S GOALS AND OBJECTIVES

Management will seek to identify companies that have developed substantial niche or broad market products with significant expected revenue and profit potential. Compatibility with the Company's present initiatives or the ability to be integrated into the Company's asset portfolio as the result of management's ability to provide appropriate technical, financial, and marketing support are among the criteria used to evaluate the suitability of a potential acquisition candidate.

The goal of management is to provide a centralized infrastructure of support systems, appropriate and unique to each particular business. By utilizing the Company's management and base of consultants and experts, as well as the financial and analytical oversight provided by TATUM, the Company believes it can achieve profitability.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has had a liquidity problem. In order to maintain the Company's viability, the Company has issued restricted stock in exchange for equity capital and also to reduce debt. Additionally, the Company has postponed payment and relied on the Officers of the Company to serve with no salary, and to personally pay expenses of the Company. Forgiveness of debt has also helped the Company to continue prior to the August 20, 1997, transactions.

The fiscal years ended July 31, 1997 and 1996, reflected no operating income. The income for 1997 was $318,980 or $.37 per share as contrasted with a loss of $36,025 or $.05 per share the previous year. During the current fiscal year, common shares outstanding increased from 7,808,152 in 1996 to 8,778,694 in 1997. This increase and related forgiveness of debt were responsible for the difference of income and loss as well as the reduction of current liabilities from $425,737 in 1996, to $9,397 a year later. The per share data included above has been presented after giving retroactive effect to the 1 for 10 share reverse stock split consummated on August 18, 1997.

ITEM 7.  FINANCIAL STATEMENTS

Begin on next page.

                                    CONTENTS

                                                                     PAGE
                                                                     -----
INDEPENDENT AUDITOR'S REPORT                                          F-2

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                         F-3
  Consolidated Statements of Income                                   F-4
  Consolidated Statements of Deficiency in Assets                     F-5
  Consolidated Statements of Cash Flows                               F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-7 to F-15


























Dohan and Company                               7700 North Kendall Drive, #204
Certified Public Accountants
                                                Miami, Florida  33156-7564
A Professional Association                      Telephone:  (305) 274-1366
                                                Facsimile: (305) 274-1366



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of Energy Optics, Inc.
Tavares, Florida

We have audited the accompanying consolidated balance sheet of Energy Optics, Inc. and subsidiaries as of July 31, 1997, and the related consolidated statements of income, deficiency in assets and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Energy Optics, Inc. as of July 31, 1996 (as restated), were audited by other auditors whose report dated October 11, 1996, on those statements included an explanatory paragraph that described the possibility that the Company might not be able to continue in business as discussed in Note 9 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy Optics, Inc. and subsidiaries as of July 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                          Dohan and Company, PA
                                                   Certified Public Accountants

Miami, Florida
September 19, 1997, except as to Note 10, which is November 14, 1997

ENERGY OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
==========================================================================================================
                                                                                           (RESTATED
                                                                                            NOTE 8)
JULY 31,                                                                               1997          1996
---------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
      Cash                                                                   $       536       $       465
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $       536       $       465
===========================================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
      Note payable - Small Business Administration (Note 2)                  $         -       $   152,561
      Accounts payable                                                                 -             7,991
      Interest payable, unrelated parties (Note 2)                                     -            30,792
      Accrued expenses and other liabilities                                       7,897                 -
      Notes payable to officers/stockholders (Note 7)                              1,500           190,425
      Due to officers/stockholders (Note 7)                                            -            43,968
-----------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                               9,397           425,737
-----------------------------------------------------------------------------------------------------------
CONTINGENCIES (NOTES 9 AND 10)
DEFICIENCY IN ASSETS (NOTES 5, 7 AND 10)
      Common stock, $.001 par value, 25,000,000 shares authorized,
         shares issued and outstanding 877,869 in 1997 and 780,815 in 1996           878               781
      Additional paid-in capital                                               4,068,284         3,970,950
      Deficit                                                                 (4,078,023)       (4,397,003)
-----------------------------------------------------------------------------------------------------------
           TOTAL DEFICIENCY IN ASSETS                                             (8,861)        (425,272)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                   $       536       $       465
===========================================================================================================
SEE ACCOMPANYING NOTES.









ENERGY OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
===========================================================================================================
                                                                                         (RESTATED
                                                                                          NOTE 8)

JULY 31,                                                                          1997         1996

-----------------------------------------------------------------------------------------------------------
REVENUES                                                                     $         -       $         -
-----------------------------------------------------------------------------------------------------------

EXPENSES
     Amortization                                                                      -             7,007
     Research and development                                                          -             1,985
     Promotion                                                                         -             5,097
     Professional                                                                  8,886             4,036
     Other general and administrative                                              5,483             6,798
     Interest                                                                      3,869            11,102

-----------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                                           18,238            36,025
-----------------------------------------------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEMS                                                  (18,238)          (36,025)
-----------------------------------------------------------------------------------------------------------

EXTRAORDINARY ITEMS - GAIN ON EXTINGUISHMENT OF DEBT Small Business
     Administration, net of income taxes of $47,967 (Note 2)                      91,387                 -
     Related parties, net of income taxes of $69,025 (Note 7)                    128,839                 -
     Tax benefit from utilization of net operating loss carryforward             116,992
-----------------------------------------------------------------------------------------------------------
         TOTAL EXTRAORDINARY ITEMS -  NET GAIN ON
               EXTINGUISHMENT OF DEBT                                            337,218                 -
-----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                            $   318,980       $   (36,025)
===========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     (PRIMARY AND FULLY DILUTED)                                                 853,821            773,194
===========================================================================================================

(LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY ITEMS
     (PRIMARY AND FULLY DILUTED)                                             $     (0.02)      $     (0.05)
===========================================================================================================

NET INCOME (LOSS) PER COMMON SHARE
     (PRIMARY AND FULLY DILUTED)                                             $      0.37       $     (0.05)
===========================================================================================================
SEE ACCOMPANYING NOTES.
















ENERGY OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS (AFTER GIVING RETROACTIVE EFFECT
TO A 1 FOR 10 REVERSE STOCK SPLIT ON AUGUST 18,
1997)
========================================================================================================
                                        COMMON STOCK          ADDITIONAL
                                ----------------------------    PAID-IN      ACCUMULATED      TOTAL
DESCRIPTION                          SHARES        AMOUNT       CAPITAL        DEFICIT      DEFICIENCY
--------------------------------------------------------------------------------------------------------

BALANCE JULY 31, 1995                 $ 706,270        $ 706   $ 3,792,948  $ (4,360,978)   $ (567,324)

Issuance of common stock
   under option to redeem (Note 5)       20,000           20        99,980             -       100,000

Stock exchanged for debt
   reduction (Note 7)                    54,545           55        59,945             -        60,000

Capitalized debt (Note 7)                     -            -        18,077             -        18,077

Net loss for the year ended
   (Restated Note 8)                                                             (36,025)      (36,025)
--------------------------------------------------------------------------------------------------------
BALANCE JULY 31, 1996
   (RESTATED NOTE 8)                    780,815          781     3,970,950    (4,397,003)     (425,272)

Stock exchanged for debt (Note 7)        95,170           95        95,076             -        95,171

Stock exchanged for
     services (Note 7)                    1,884            2         2,258             -         2,260

Net income for the year ended                                                    318,980       318,980
--------------------------------------------------------------------------------------------------------
 BALANCE JULY 31, 1997                  877,869        $ 878   $ 4,068,284  $ (4,078,023)   $   (8,861)
========================================================================================================
SEE ACCOMPANYING NOTES.















ENERGY OPTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
=====================================================================================================
                                                                                         (RESTATED
                                                                                         NOTE 8)
 FOR THE YEARS ENDED JULY 31,                                              1997            1996
-----------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income (loss)                                                  $ 318,980       $ (36,025)
        Adjustments to reconcile net income (loss) to net
           cash used provided by operating activities:
           Amortization                                                            -           7,007
           Forgiveness of debt                                              (337,218)              -

        Increase (decrease) in liabilities:
           Accounts payable                                                    (7,991)         1,876
           Interest payable, unrelated parties                                      -         (7,102)
           Accrued expenses and other liabilities                                7,89         (5,763)
           Due to officers/stockholders                                             -         23,301
           Stock exchanged for interest on note payable                         3,743              -
           Stock exchanged for payment of operating expenses
                                                                                2,260              -
-----------------------------------------------------------------------------------------------------
            NET CASH USED BY OPERATING ACTIVITIES
                                                                              (12,329)       (16,706)
----------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
     Proceeds from related parties                                             16,400         16,850
-----------------------------------------------------------------------------------------------------
        RECEIPTS FROM FINANCING ACTIVITIES                                     16,400          16,850
-----------------------------------------------------------------------------------------------------
 Disbursements
     Principal payments on note payable to Small Business Administration        4,000              -
-----------------------------------------------------------------------------------------------------
        DISBURSEMENTS FROM FINANCING ACTIVITIES                                 4,000              -
-----------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                          12,400         16,850
-----------------------------------------------------------------------------------------------------

 NET INCREASE IN CASH AND EQUIVALENTS                                              71            144

 CASH  AND EQUIVALENTS - BEGINNING                                                465            321
-----------------------------------------------------------------------------------------------------

 CASH AND EQUIVALENTS - ENDING                                             $      536      $     465
=====================================================================================================

 SUPPLEMENTAL DISCLOSURES:

     Common stock issued for settlement of debt to Small
        Business Administration                                            $   40,000      $       -
     Common stock issued in exchange for note payable to
        officer/stockholder                                                $   55,170      $  60,000
     Capitalized debt to officer/director                                  $        -      $  18,077
=====================================================================================================
 SEE ACCOMPANYING NOTES.



                               ENERGY OPTICS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


NOTE 1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BUSINESS ACTIVITY

          Energy Optics, Inc. (EOI), a New Mexico Corporation, was organized in 1979 and has provided engineering services relating to research and development activities for outside parties as well as internal product development. A controlling interest (80%) of Material Sciences, Inc.
          (MSI) was acquired through an EOI stock issuance in November 1993. Quantum Research, Inc. (QRI) was incorporated in May 1994, with EOI owning 80% and the 20%-minority shareholder in MSI owing 20%. The initial business of MSI and QRI was to include the development and licensing of new technical products, however, these companies have been dormant in recent years.

          Additionally, EOI owns 27.5% of International Diagnostics, Inc. (IDI), a New Mexico corporation, which was organized to develop and market diagnostic applications in science, medicine and industry. Edward N. Laughlin, president, director and major stockholder of EOI, controls 47% of the outstanding stock of IDI. IDI has not engaged in any business activities since the assets of IDI were charged-off in July 31, 1993.

          BASIS OF CONSOLIDATION

          The consolidated financial statements include the accounts of Energy Optics, Inc. and its subsidiaries, Material Sciences, Inc. and Quantum Research, Inc. All significant intercompany transactions and balances of Energy Optics and subsidiaries (the Company) have been eliminated in consolidation.

          CASH AND CASH EQUIVALENTS

          For purposes of the statements of cash flows, the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          PROPERTY AND EQUIPMENT

          Equipment and leasehold improvements are stated at cost. Depreciation of equipment and leasehold improvements are provided over estimated useful lives ranging from five years to seven years, using straight-line and declining balance methods.

          PATENT RIGHT COSTS AND RELATED AMORTIZATION

          Costs for patent rights including patent application costs were recorded at cost. Patent right costs and prior patent costs were amortized over periods approximating seventeen years using the straight-line method. During the year ended July 31, 1996, the Company charged-off all remaining patent application costs attributable to a driver fatigue indicator and alarm as amortization expense.

          INCOME TAXES

          Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes. The Companies file separate, not consolidated income tax returns with its subsidiaries. MSI filed a final income tax return for the year ended December 31, 1995. QRI has not filed tax returns and has had no significant activity.



                               ENERGY OPTICS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


NOTE 1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          INVESTMENT TAX AND RESEARCH TAX CREDITS

          Investment tax and research tax credits are recognized as a reduction of the provision for income taxes in the year in which utilized.

          RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are expensed as incurred.

          NET INCOME (LOSS) PER SHARE

          Income (loss) per share of common stock is based on the weighted average number of shares and common share equivalents (if dilutive) outstanding during each period. Available stock options at July 31, 1997 and 1996, were anti-dilutive and not considered common stock equivalents for purposes of computing income or loss per common share (see Note 6). Outstanding common shares were retroactively adjusted to give the effect to the 1 for 10 reverse stock split more fully described in Note 10.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          RECLASSIFICATION

          Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation of the current year financial statements.

NOTE 2.   BORROWINGS

          The note payable to the Small Business Administration (SBA), which matured February 1995, provided for annual interest at 8% and was secured by cash, accounts receivable, inventories, equipment, and patents. Lacking working capital to repay the note, in August 1996, the Company made an offer to the SBA to compromise the outstanding debt.

          In October 1996, the SBA accepted the offer to compromise the outstanding debt in the amount of $152,561 plus interest of $30,792, for $4,000 plus 40,000 restricted shares of the Company's common stock in full satisfaction of the debt. The balance in excess of the market value of the stock issued and payment made in the aggregate amount of $139,354 has been recognized as a gain on extinguishment of debt and is included in the income statement for the year ended July 31, 1997, as an extraordinary item, net of related income taxes.

NOTE 3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of the Company's financial assets and note payable to officer/stockholder at July 31, 1997, approximate fair value due to the short maturity of the instruments.

                               ENERGY OPTICS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


NOTE 4.   INCOME TAXES

          Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting assets and liabilities are as follows:

                                                             1996        CURRENT        1997
                                                         DEFERRED TAX     PERIOD    DEFERRED TAX
                                                            ASSETS       CHANGES       ASSETS
                                                        -------------  -----------  ------------

          Net operating loss carryforwards              $   3,684,926   ($915,887)  $  2,769,059
          Applicable tax rate                                      34%         34%            34%
                                                        -------------  -----------  ------------
                                                            1,252,875   ( 311,401)       941,480
          Investment credit carryforwards                      14,326   (   8,986)         5,340
          Research credit carryforwards                        61,799   (  44,256)        17,543
                                                        -------------  -----------  ------------
                                                            1,329,000   ( 364,643)       964,363
          Valuation allowance                           (   1,329,000)     364,643  (    964,363)
                                                        -------------  -----------  ------------

                                                        $          -   $        -   $          -
                                                        =============  ===========  ============

          Statement of Financial Accounting Standards No. 109 requires the use of an asset and liability method of accounting for income taxes.
          Statement No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance has been established since it is likely that a portion of the deferred income tax benefits will not be realized.

          Differences in pretax accounting losses and income tax losses are attributable to the following for the years ending July 31, 1997 and 1996:

                                                                     1997              1996
                                                               -------------     -------------

          Debt forgiveness                                     $           -     $      18,077
          Nondeductible expenses for income tax reporting                  -             2,716
                                                               -------------     -------------

                                                               $           -     $      20,793
                                                               =============     =============







                               ENERGY OPTICS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


NOTE 4.   INCOME TAXES (CONTINUED)

          At July 31, 1997, the Company has, for income tax reporting purposes, unused credits and operating loss carryforwards, which may be applied against future income and income tax that expire as follows:

                                                                      NET
          YEAR                    INVESTMENT        RESEARCH       OPERATING
          EXPIRING                  CREDIT           CREDIT          LOSS
          --------                -----------       ---------     -----------
          1998                    $       417       $      -      $   696,127
          1999                          1,087              -          149,587
          2000                          3,836              -                -
          2001                              -              -          415,478
          2003                              -          2,070          236,398
          2004                              -          3,080          184,928
          2005                              -         12,393           63,564
          2006                              -              -          199,030
          2007                              -              -          332,429
          2008                              -              -          394,641
          2009                              -              -           38,252
          2010                              -              -           24,086
          2011                              -              -           34,539
                                  -----------      ---------      -----------

                                  $     5,340      $  17,543      $ 2,769,059
                                  ===========      =========      ===========

          There were ownership changes in the Company subsequent to year-end (see Note 10), as defined in Section 382 of the Internal Revenue Code. These changes will materially limit the Company's net operating loss carryforwards based upon the change in control.

NOTE 5.   COMMON STOCK

          During the year ended July 31, 1996, the shareholders of the Company approved the increase of the Company's authorized common stock from 10,000,000 shares to 25,000,000 shares. The Company has since filed with the State of New Mexico amended articles of incorporation identifying such increase.

          In October 1996, the Company issued 40,000 restricted shares of common stock at $3.71 per share to the SBA to satisfy a note payable in the amount of $148,561, plus accrued and unpaid interest on the note in the amount of $30,792 (See Note 2). The Company also issued 55,171 restricted shares of common stock at $3.80 per share to officers and stockholders of the Company to satisfy $210,422 of notes payable plus accrued interest of $3,869 (See Note 8). The Company issued 1,884 shares of common stock as payment for $2,260 of patent costs.

          The Company contracted with a corporate minority shareholder to provide promotional services and marketing counsel as well as management, public relations and marketing services to MSI and QRI (See Note 7). The president of this corporate minority shareholder also serves as president of MSI and QRI.

          As more fully described in Note 10, on August 18, 1997, the Company reverse split its common stock 1 share for 10 shares. These consolidated financial statements reflect the retroactive effect of the reverse stock split.




                               ENERGY OPTICS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


NOTE 6.   STOCK OPTIONS

          The Company had granted to Edward N. Laughlin, president, director and majority shareholder, stock options in return for advancing working capital to the Company and providing prior year bank loan guarantees. At July 31, 1997, there are 16,500 shares under option at an exercise price of $2.50 per share which expire April 5, 1999.

          In connection with the issuance of 19,608 shares of common stock to Mr. Laughlin during the year ended July 31, 1995, the Company granted an option to purchase an additional 19,608 shares of common stock of which 2,941 shares could be purchased at $6.80 per share which expired in August 1996, and 16,667 shares could be purchased at $1.90 per share which expired in November 1996.

NOTE 7.   RELATED PARTY TRANSACTIONS

          Notes payable to officers/stockholders consisted of the following:

                                                                            1997            1996
                                                                        -----------      ----------
          Note payable - Edward N. Laughlin                             $    1,500       $  185,675
          Note payable - Molesworth and Associates                               -            3,000
          Note payable - Steven Ward                                             -            1,750
                                                                        -----------      ----------

                                                                        $     1,500      $ 190,425
                                                                        ===========      ==========

          Notes payable to officers/stockholders, were unsecured, due on demand and provided for annual interest at 8%. In October 1996, the Company issued restricted shares its common stock in partial settlement of notes payable to Edward N. Laughlin, Molesworth and Associates, Inc. (Gordon Molesworth) and Steven M. Ward in the amount of 48,787 shares, 4,286 shares and 2,097 shares, respectively. The balance of the notes payable in excess of the market value of the stock issued totaling $159,120, including $3,869 of unpaid accrued interest, was forgiven. This amount is included in the income statement for the year ended July 31, 1997, as an extraordinary item "Gain on extinguishment of debt related parties", net of related income taxes.

          For the years ended July 31, 1997 and 1996, officers and stockholders of the Company continued to advance funds to the Company. Gross advances amounted to $14,400 and $16,600, respectively. The Company incurred unpaid accrued interest of $224 and $127, respectively.

          In October 1996, the Company and Edward N. Laughlin agreed that $38,744 in accrued rent and other expenses would be forgiven. For the year ended July 31, 1996, the Company had capitalized indebtedness of the Company resulting from unpaid accrued interest in the amount of $18,077.

          The Company contracts with a corporate minority shareholder to provide promotion services and marketing counsel, as well as management, public relations and marketing services to MSI and QRI. The president of this corporate minority shareholder also serves as president of MSI and QRI. During the year ended July 31, 1996, the Company incurred expenses of $5,097.

          As described in Note 5, these expenses have been paid through the issuance of stock. During the year ended July 31, 1996, this corporate minority shareholder advanced QRI $250.




                               ENERGY OPTICS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

          At July 31, 1997 and 1996, advances from officers/stockholders of the Company other than notes payable were as follows:

                                                         1997         1996
                                                      ---------     ---------

          Due to Edward N. Laughlin for:
          Office rent and mileage reimbursement      $       -      $  38,744

          Due to other minority stockholders for:
          Promotion expense                                  -          5,097
          Accrued interest                                   -            127
                                                      ---------     ---------

                                                      $      -      $  43,968
                                                      =========     =========

NOTE 8.   PRIOR PERIOD ADJUSTMENT

          An excess accrual of interest was recorded on the note payable resulting in the overstatement of accrued liabilities and interest expense of the prior year. This overstatement has been corrected, resulting in the following changes to accumulated deficit as of July 31, 1996, and the related Statement of Income for the year then ended:

                                                                   ACCUMULATED           NET
                                                                     DEFICIT            LOSS

          As previously reported                                $   4,416,310      $    55,332
          Overstatement of accrued interest on note
             payable to the Small Business Administration       (      19,307)         (19,307)
                                                                 ------------      -----------

          Adjusted balance                                      $   4,397,003      $    36,025
                                                                =============      ===========

NOTE 9.   OPERATING AND ECONOMIC CONDITIONS AND MANAGEMENT'S PLANS

          The Company's consolidated financial statements for the year ended July 31, 1997, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses before forgiveness of debt, consequently there is an accumulated deficit at July 31, 1997, as well as a working capital deficiency. Furthermore, liquidity conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. As a result, the Company has incurred losses before extraordinary items of $18,238 and $36,025 for the years ending July 31, 1997 and 1996, respectively.

          In addition, the Company has used substantial working capital in its operations. As of July 31, 1997, current liabilities exceed current assets by $8,861. Cash used by operations of the Company for the years ended July 31, 1997 and 1996 amounted to $12,329, and $16,706, respectively. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

          Management planned for dealing with the conditions described above and the Company pursued the acquisitions described in Note 10 "Subsequent Events". These recent acquisitions and changes in the Company's business may significantly affect the Company's deficiency in assets and result in a more favorable outcome if management is successful in implementing the changes to the Company's business.



                               ENERGY OPTICS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


NOTE 10.  SUBSEQUENT EVENTS

          REVERSE STOCK SPLIT

          On August 18, 1997, the Board of Directors authorized a 1 for 10 reverse stock split for all of the then issued and outstanding shares of the Company's common stock. As a result of the reverse stock split, the Company's issued and outstanding shares of common stock were reduced from 8,778,694 to 877,869. As a requirement of the reverse stock split, all shares must be returned by the existing shareholders and new shares will be issued no later than November 20, 1997. Any fractional shares will be redeemed for a cash payment based upon the average closing price of the Company's common stock for the immediate week. The consolidated financial statements give retroactive effect to this reverse stock split.

          STOCK AND ASSET PURCHASE

          Pursuant to a Stock and Asset Purchase Agreement, dated August 20, 1997, as amended on October 10, 1997, the Company acquired certain assets from ABAC Services, Inc., a Nevada corporation (ABAC), American Global Equity Services, an unincorporated business trust located in Tavares, Florida (Ages) and three individual holders (Holders) of common stock of Lean Protein Foods, Inc., a Delaware corporation
          (LPF), in exchange for the issuance of 5,263,145 shares of the Company's common stock. The assets were comprised of the following:

          1. Real estate valued at $1,700,000, originally conveyed by Ages to ABAC on August 1, 1997, in connection with an agreement for deed signed on that date. The agreement for deed provided that Ages will transfer certain real estate in Lake County, Florida in fee simple, once ABAC provided 1,591,000 shares of the Company (Energy Optics, Inc.) as a down payment and satisfies a promissory note in the original principal amount of $258,900, with interest payable quarterly at ten percent (10%) per annum. Principal payments of $64,725 are payable in annual installments on December 31st of each calendar year. The note is without recourse to any individual and is secured solely by the assets of ABAC. However, in the event of default, clear title to the property could not be obtained. The Company issued the 1,591,000 shares of its common stock to Global Investments Ltd., Trustee, as instructed by Ages, and agreed to accept the assignment and the financial responsibility to satisfy the note payable. The assets were valued based upon an independent valuation for the real estate.

          2. Property and equipment valued at $88,708 was conveyed by ABAC. As instructed by ABAC, the Company issued 634,550 shares of its common stock to the three shareholders, officers and directors of ABAC, who were immediately named officers and directors of the Company. The shares issued included a portion for finding and acquiring the other properties as described in the paragraph above.

          3. A transfer of 2,800,000 shares of LPF (an 80% interest). The total value of LPF was estimated at $2,609,800, resulting in a value of approximately $2,087,840 being conveyed by the Holders. The assets were valued at a negotiated amount in the case of the common stock of LPF, whose principal asset is its wholly-owned subsidiary, Wildwood Ostrich Ranches, Inc. The Company issued 3,037,495 shares of its common stock to the Holders or their assigns as a result of this portion of the acquisition.

          No affiliated relationships existed among the management or affiliates of the Company and the management or affiliates of Ages, ABAC or the LPF Holders at the time of acquisition.

                               ENERGY OPTICS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


NOTE 10.  SUBSEQUENT EVENTS (CONTINUED)

          As a result of the issuance of the 5,263,145 shares of the Company's common stock to purchase the assets, a change in control occurred. After the closing of the acquisition of the assets, the original stockholders of the Company owned 877,869 shares (i.e., approximately 14% of the total issued and outstanding shares), and Global Investments, Ltd., ABAC and the LPF Holders collectively owned 5,263,145 shares (i.e., approximately 86% of the total issued and outstanding shares). Also upon closing the acquisition of the assets, the original Board of Directors of the Company appointed the new members to the Board of Directors then resigned. As a result of the change in control and acquisition of the facility, the executive offices of the Company were moved from Las Cruces, New Mexico to Tavares, Florida.

          REGISTRATION OF SHARES

          The Company is in the process of completing and filing Form SB-2 with the United States Securities and Exchange Commission for registration and sale to the general public of 1,250,000 shares of its common stock. The proceeds from the sale of these securities would be used to continue funding the Company's subsidiaries' developmental efforts.

          ACQUISITION OF MICROGRAVITY AVIATION COMPANY, INC.

          Based upon negotiations which began in July 1997, on October 10, 1997, the Company acquired 2,000,000 shares (valued at approximately $531,160) representing a 20% interest in Microgravity Aviation Company
          (MAC) from Harto Ltd., a 39% shareholder of the Company at that time, in exchange for 1,000,000 shares of the Company's common stock. MAC, a Florida corporation, is a subsidiary of Casey Holdings, Inc., (CHI) and is scheduled to operate the flight portion of a three-day high-adventure space-flight experience package. MAC will also offer the use of the DC-9 aircraft to the film and movie production community as a flying film studio for producing weightless scenes for use in movies, commercials, and corporate videos. The MAC aircraft may also be used for conducting microgravity research performed by universities and research companies. The executive management and consulting staff of CHI and MAC is comprised of highly credentialed professionals including former NASA astronauts as well as former airline, Federal Aviation Administration (FAA), and NASA executives. The management of MAC has leased a specially NASA equipped aircraft and the effective operation of the company is predicated upon MAC's ability to take possession of this aircraft.

          ACQUISITION OF AMERICAN MILLENNIUM CORPORATION

          As a result of negotiations begun in July 1997, on October 9, 1997, the Company contracted to purchase 8,000,000 shares (valued at approximately $3,500,000) representing 80% of the issued and outstanding stock of American Millennium Corporation (AMC), a Delaware corporation, primarily from Global Investments, Ltd., a 30% shareholder of the Company, in exchange for 5,100,000 shares of the Company's common stock. The products designed by AMC have several distinct similarities to certain of the former products developed by the Company. Several of the commercial applications of products developed by AMC may possibly have mutual compatibilities with certain patented technologies developed by the Company in prior years.

          Additionally, AMC has entered into a reseller agreement with Orbcomm who has successfully launched the first two of its expected 26 to 28 low earth orbit (LEO) satellites scheduled to be in orbit by fall of 1998. AMC is one of approximately thirty companies chosen by Orbcomm as resellers to date. Since the Orbcomm LEO's are launched from a Pegasus rocket from underneath the wing of a McDonnell Douglas DC-10, which is considerably less expensive than a ground based launch, AMC anticipates the ability to offer highly competitive data transmission services. This should allow AMC to globally expand its monitoring service to a wide range of applications including remote oil and gas wells and offshore platforms, as well as truck fleets and ocean going cargo ships and individual

                               ENERGY OPTICS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


NOTE 10.  SUBSEQUENT EVENTS (CONTINUED)

          containers aboard those vessels. The Orbcomm reseller contract will also allow for AMC's utilization of satellite transponder space to offer other competitively priced wireless communications services.

          AMC has other proprietary products that are under sensitive requirements of nondisclosure by the party negotiating purchase of the devices.

          CASEY HOLDINGS, INC.

          On October 10, 1997, the Company concluded discussions with Ages on the acquisition of up to 40% of the authorized stock of Casey Holdings, Inc. (CHI) in a non-binding contract. The primary business of CHI and its subsidiaries, as a late stage start-up company, is to provide a three-day, high adventure, total immersion educational and space flight experience program similar to that provided by the National Aeronautics and Space Administration (NASA) to astronauts training for space flight.

          The Company expected to finalize the acquisition of CHI (or successor) later in 1997.

          STOCK  ISSUED FOR SERVICES

          In September 1997, the Company executed a two-year agreement with Internet Stock Maket, Inc. (ISM) to provide to the Company, on a non-exclusive basis, financial and investor relations services, public relations services and corporate communications services. The agreement provides for a fee to ISM in the amount of $60,000 per year payable $5,000 upon execution and $5,000 the first day of each month beginning October 1, 1997. Should the Company decide to terminate this agreement for any reason, the Company shall give 10 days written notice to ISM. The Company further agreed to issue to ISM warrants to purchase 150,000 shares of common stock at $.46 per share. The warrants were exercisable for a period of five years, and on November 7, 1997, the warrants were excercised. In accordance with the agreement, the Company filed an S-8 registration on behalf of ISM.

          On October 15, 1997, the Board of Directors authorized the issuance of 898,000 shares of common stock under a Consultant Services Plan as compensation for consultation services in connection with new business opportunities, promotion of the Company to the public and professionals, personnel recruitment, acquisition opportunities, spin-off transactions, restructuring the capitalization of the Company, and other matters as requested. The Consultant Services Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974 and is not qualified under Sec. 401 of the Internal Revenue Code of 1986, as amended. Form S-8 was filed with the Securites and Exchange Commission on October 24, 1997, relative to this offering of stock.















ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company changed auditors as reported in Form 8-K dated July 18, 1997, subsequently amended on July 24, 1997. At a special board meeting on July 24, 1997, the Board of Directors accepted the resignation of its auditors, Mackie, Reid & Company, P.A. (auditor) who stated that they could no longer serve as auditors of record because of their lack of compliance with the quality review requirements of the SEC Practice Section of the American Institute of CPAs.

In connection with its audits for the two most recent years, there have been no disagreements between the Company and the auditor on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

The auditor's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to the audit scope or accounting principles. The reports have contained explanatory language regarding the Company's ability to continue as a going concern.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Executive Officers of the Company as of July 31, 1997 were as follows:

NAME                     TITLE/POSITION                             AGE
----                     --------------                             ---

Edward N. Laughlin       President, Treasurer and Director          59 (1)
Steven M. Ward           Director                                   47 (2)
Gordon Molesworth        President (Quantum Research), Director     80 (1)
James Sudduth            Vice President                             73 (1)

(1)   Resigned on August 20, 1997
(2)   Resigned on August 29, 1996

Mr. Laughlin was a co-founder of the Company and had been President, Chief Executive Officer, Treasurer and Chairman of the Board of Directors since 1979. Mr. Laughlin retired from the U.S. Air Force in 1979 after twenty years of military service. From 1970 to 1977, he served as a Director of MITS, Inc., the company, which introduced an electronic calculator in 1971, and the first personal computer (Altair I) in 1975.

Mr. Molesworth founded Quantum Research Inc. and became a director of Energy Optics, Inc. in 1995. He founded and has served as the president of Molesworth and Associates, Inc. for more than thirty years. That company has provided financial and technical communications counsel to more than 60 companies and has served as technology investment consultant to many brokerage firms, banks, mutual funds and other investor groups. He has served as a consultant to the Company for more than a decade. After 27 years in New York City, Molesworth is now based in Green Valley, Arizona.

Mr. Sudduth had been the Company's Vice President of Marketing since 1995. After he retired as a Vice President of International Sales and Marketing for Allis Chalmers in 1986 and moved to Tucson, Arizona, he was associated with Spectrum International Associates (a consulting company). He has 40 years experience dealing with the heavy industries in the U.S. and most international markets.

In connection with the acquisition of August 20, 1997, described the above, the officers and directors immediately resigned. New directors were elected who then appointed the following as corporate officers:

NAME                         TITLE/POSITION                                                   AGE
----                         --------------                                                   ---

Jacques Desroches            President, Director (Resigned on September 5, 1997)              N/A
Rudy De La Garza             Vice-President, Director (Resigned on September 5, 1997)         N/A
James C. Statham             President, CEO, Director                                         43
Mary C. Adkins               Secretary, Treasurer, Director                                   48
Shirley M. Harmon            Director                                                         51

Mr. Statham has been associated with the food industry for over 20 years and has gained expertise in specialty food product development and marketing, now implementing those skills in the emerging ostrich industry. He has met with USDA officials in Washington, DC regarding labeling and handling procedure issues, attended several technical seminars regarding the Hazard Analysis Critical Control Point (HACCP) program being implemented by the USDA in processing plants, and worked with product development of marinades and spice profiles for ostrich steaks, fillets and fajitas. He recently conducted successful field tests with Dr. Fred Leak at the University of Florida USDA meat processing facility.

Mr. Statham is well respected within the ostrich industry as knowledgeable in both food chemistry and marketing and receives requests to speak to trade groups, co-operatives and other processors on ostrich processing and marketing.

He completed the Hotel and Restaurant Administration curriculum at Florida State University in Tallahassee, Florida and Leysin, Switzerland. He currently holds the position of President, Chief Executive Officer and Director for the Company.

Mary C. Adkins has been employed in the financial industry for the past nineteen years. Her main area of expertise has been in the operation and business development of existing and new institutions. Her responsibilities have included the establishment and monitoring of new products and the implementation of fee schedules for maximum profit. She created and implemented policies and procedures manuals for daily operations and personnel issues that addressed regulatory compliance issues. Additional responsibilities included the management, hiring, and training of new personnel.

She has held numerous titles during her career that include the following:

Assistant Branch Manager for Firstate Financial                              1981-1983
Savings Operation Officer for First Federal of Seminole S&L                  1983-1985
Assistant VP, Vice President/Corporate Secretary for Lochaven Federal S &L   1985-1996

After leaving the financial industry, she assumed a position in operations and investment acquisitions for a private trust. She currently holds the position of Secretary, Treasurer and Director for the Company.

Shirley M. Harmon retired from the United States Department of Navy in 1995. She was a civilian employee with twenty-eight years in the financial division. She has held various positions and titles during this employment, which include the following: Budget Analyst, and Management and Program Analyst for the Ship Parts Control Center, financial evaluating and executing various budget programs. Additional responsibilities included establishing and maintaining payroll records for over 7,000 government employees throughout the United States and overseas.

After leaving the Department of Navy, Ms. Harmon took a position with a private trust. Her responsibilities included the establishment and maintenance of the trust's financial records.

Her current position is as Director of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

A summary of compensation for all officers and directors serving for the fiscal years ended July 31, 1997 and 1996, is as follows:

        NAME OF OFFICER               CAPACITY IN             FISCAL     TOTAL CASH       ACCRUED
          OR DIRECTOR                 WHICH SERVED            YEAR      REMUNERATION      NOT PAID
        ---------------             ------------------       -------    ------------      ---------

        Edward N. Laughlin          President/Director        1997           $ 0           $ 0
                                                              1996             0             0

        Steven M. Ward              Director                  1997             0             0
                                                              1996             0             0

        James A. Sudduth            Vice President            1997             0             0
                                                              1996             0             0

        Gordon Molesworth           President, Quantum        1997             0             0
                                    Research & Consultant     1996             0             0
                                    Director

Total all Officers and Directors as a group (4) persons

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of November 14, 1997, regarding ownership control of the Company's common stock by each person who beneficially owns 5% or more of the common stock of the Company, by each of the Company's directors, and by all the officers and directors as a group.

NAME AND ADDRESS OF                         SHARES BENEFICIALLY                        PERCENT
BENEFICIAL OWNER                                    OWNED *                            OF CLASS
-----------------------------------------------------------------------------------------------

Edward N. Laughlin
1500 Rayos de Luna
Las Cruces, New Mexico 88005                       260,899                             1.963 %

Steven M. Ward
8101 Dogwood Lane
Montgomery, Alabama                                 15,141                             0.114 %

Gordon R. Molesworth and
   Molesworth Associates
Financial Center
81 W. Esperanza Blvd., Suite E
Green Valley, Arizona 85614                         65,110                             0.490 %

James A. Sudduth
6850 E. Loma Del Bribon
Tucson, Arizona 85750                                2,500                             0.019 %

James C. Statham
P.O. Box 211
Cedar Key, FL 32625                                400,000                             3.010 %

Mary C. Adkins
609 Albany Court
Longwood, FL 32779                                 400,000                             3.010 %

Harto (Hartlo) Ltd.
Victoria House, P.O. Box 1090
The Valley, Anguilla, BWI                        3,387,495                            25.489 %

Shirley M. Harmon
P.O. Box 804
Wildwood, FL 34785                                 200,000                             1.505 %





NAME AND ADDRESS OF                         SHARES BENEFICIALLY                        PERCENT
BENEFICIAL OWNER                                    OWNED *                            OF CLASS
-----------------------------------------------------------------------------------------------

Global Investments Ltd., Trustee
Victoria House P.O. Box 1066
The Valley, Anguilla BWI                         4,063,307                            30.575 %

Mali-Suisse Mining Holdings, S.A.
28 Old Brompton Road, Suite 1119
London, England SW7 3DL                          2,193,076                            16.502 %

All Officers, Directors, and 5% Shareholders
   as a Group (11 persons)                      10,987,528                            82.676 %


* These shares reflect the 1 for 10 reverse stock split effective August 18, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See footnotes 5, 6, and 10 of the 1997 Consolidated Financial Statements of this report.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a. The following documents are filed as part of this report:

        Exhibits - 27.1 Financial Data Schedule

b. Forms 8-K and 8 K/A filed during the last quarter of fiscal year 1997 are incorporated herein by reference as follows:

    (1)    8-K July 25, 1997 - changes in registrant's certifying accountant

c. Not applicable

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                       ENERGY OPTICS, INC.

DATED: November 14, 1997           By:    /S/  JAMES C. STATHAM
                                          ------------------------------------------------
                                          James C. Statham, President
                                          (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED: November 14, 1997           By:    /S/ JAMES C. STATHAM
                                          --------------------
                                          James C. Statham, President, Director and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

DATED: November 14, 1997           By:    /S/ MARY ADKINS
                                          ---------------
                                          Mary Adkins, Secretary, Treasurer and Director
                                          (Principal Financial Officer)

DATED: November 14, 1997           By:    /S/ SHIRLEY HARMON
                                          ------------------
                                          Shirley Harmon, Director

                                 EXHIBIT INDEX




EXHIBIT
NUMBER                        DESCRIPTION
-------                       ------------


27.1                     Financial Data Schedule