Form 10QSB
period 1997-10-31
ENERGY OPTICS INC
filed 1997-12-29
CIK 350193

U.S. Securities and Exchange Commission
                             Washington D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

[ ]                 TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF
                                THE EXCHANGE ACT
               FOR THE TRANSITION PERIOD FROM_________ TO ________

                           COMMISSION FILE NO. 0-10841

                       -----------------------------------
                               ENERGY OPTICS, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 ----------------------------------------------

           NEW MEXICO                                           85-0273340
           ----------                                           ----------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                     29425 C.R. 561, TAVARES, FLORIDA 32778
                     --------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (352) 742-5010
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

   CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15 (D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. (1) YES X NO_
(2) YES X NO_

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY COURT. YES __X__ NO ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 13,284,814 AS OF DECEMBER 23, 1997

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES ____  NO __X__

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Begin on next page.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

              For the three months ended October 31, 1997 and 1996

                                    CONTENTS

                                                                PAGE

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                    F-2
   Consolidated Statements of Income                             F-3
   Consolidated Statements of Cash Flows                        F-4-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-6 to F-12

                                     -F 1-

ENERGY OPTICS, INC. AND SUBSIDIARIES
(UNAUDITED)
CONSOLIDATED BALANCE SHEET

OCTOBER 31, 1997
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash                                                                                                           $     37,331
     Accounts receivable
          Trade                                                                                                            1,199
          Related parties - rents                                                                                         27,009
          Employee                                                                                                           900
     Inventory
          Finished product                                                                                                18,951
          Ostrich grow-out herd                                                                                          507,629
     Prepaid expenses                                                                                                      6,099
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                                                           599,118
---------------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
     Land                                                                                                                525,000
     Ostrich breeder herd                                                                                              1,532,214
     Buildings and improvements                                                                                        1,356,000
     Equipment, furniture and fixtures                                                                                   595,952
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL PROPERTY, PLANT AND EQUIPMENT, AT COST                                                                 4,009,166
     Accumulated depreciation                                                                                           (33,261)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL PROPERTY, PLANT AND EQUIPMENT, NET BOOK VALUE                                                          3,975,905
---------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
     Equity investment in unconsolidated 20% owned unconsolidated subsidiary                                              39,863
     Other                                                                                                                 6,394
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL OTHER ASSETS                                                                                              46,257
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                                          $4,621,280
=================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt                                                                              $     64,725
     Capitalized lease payable                                                                                            23,344
     Accounts payable                                                                                                    168,029
     Accrued expenses and other liabilities                                                                                8,496
     Due to stockholders and other related parties, without interest, due on demand                                      328,654
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                                                       593,248
LONG-TERM DEBT, NET OF CURRENT PORTION                                                                                   194,175
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                                               787,423
---------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (NOTES 4 AND 5)
     Common stock, $.001 par value, 25,000,000 shares authorized,
        13,139,814 shares issued and outstanding (plus 436,000 shares in consolidated subsidiary)                         13,576
     Additional paid-in capital                                                                                        8,402,517
     Stock subscription receivable                                                                                       (6,500)
     Deficit                                                                                                         (5,060,667)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY BEFORE MINORITY INTERESTS                                                          3,348,926
     Minority interests                                                                                                  484,931
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                                    3,833,857
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                            $4,621,280
=================================================================================================================================
SEE ACCOMPANYING NOTES.

                                     -F 2-

ENERGY OPTICS, INC. AND SUBSIDIARIES
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
                                                                                                                  (RESTATED
                                                                                                                    NOTE 1)

FOR THE THREE MONTHS ENDED OCTOBER 31,                                                                1997           1996
---------------------------------------------------------------------------------------------------------------------------------
REVENUES
     Sales                                                                                            $18,465        $         -
     Cost of sales                                                                                     38,283                  -
---------------------------------------------------------------------------------------------------------------------------------
          Gross loss on sales                                                                        (19,818)                  -
     Royalties                                                                                        112,234                  -
     Rents                                                                                             27,009                  -
     Other                                                                                              3,500                  -
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL NET REVENUES                                                                          122,925                  -
---------------------------------------------------------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consulting                                                                                       620,172                  -
     Professional                                                                                     334,873              2,753
     General and administrative                                                                        64,211              4,094
     Salaries and related                                                                              42,062                  -
     Selling                                                                                           30,032                  -
     Research and development                                                                          15,567                  -
     Depreciation                                                                                      10,682                  -
     Interest                                                                                             250              3,869
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                        1,117,849             10,716
---------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEMS                                                                      (994,924)          (10,716)
---------------------------------------------------------------------------------------------------------------------------------
EXTRAORDINARY ITEMS - GAIN ON EXTINGUISHMENT OF DEBT
     Small Business Administration, net of income taxes of $47,967 (Note 2)                                  -            91,387
     Related parties, net of income taxes of $69,025 (Note 7)                                                -           128,839
     Tax benefit from utilization of net operating loss carryforward                                         -           116,992

---------------------------------------------------------------------------------------------------------------------------------
          TOTAL EXTRAORDINARY ITEMS -  GAIN ON EXTINGUISHMENT OF DEBT                                        -           337,218
---------------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE LOSS ATTRIBUTABLE TO MINORITY INTERESTS                                         (994,924)           326,502
LOSS ATTRIBUTABLE TO MINORITY INTERESTS                                                                 12,281                 -
---------------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE LOSS ATTRIBUTABLE TO UNCONSOLIDATED SUBSIDIARY                                  (982,643)           326,502
LOSS FROM UNCONSOLIDATED SUBSIDIARY                                                                    (9,353)                 -
---------------------------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME                                                                                  $ (991,996)       $   326,502
=================================================================================================================================
=================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     (PRIMARY AND FULLY DILUTED)                                                                    13,139,814           829,095
=================================================================================================================================
=================================================================================================================================

(LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY ITEMS
     (PRIMARY AND FULLY DILUTED)                                                                        (0.08)            (0.01)
=================================================================================================================================
=================================================================================================================================

(LOSS) NET INCOME PER COMMON SHARE (PRIMARY AND FULLY DILUTED)                                          (0.08)             0.39
=================================================================================================================================
=================================================================================================================================

SEE ACCOMPANYING NOTES.

                                     -F 3-

ENERGY OPTICS, INC. AND SUBSIDIARIES
(UNAUDITED)
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                      (RESTATED
                                                                                                                       NOTE 1)

 FOR THE THREE MONTHS ENDED OCTOBER 31,                                                                         1997    1996
------------------------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:

            Net income (loss)                                                                          $   (991,996)  $  326,502
            Adjustments to reconcile net income (loss) to net cash used provided by operating activities:
               Depreciation and amortization, included in cost of sales                                       22,579           -
               Depreciation and amortization, included in selling, general and
              administrative                                                                                  10,682           -
               Loss from unconsolidated subsidiary                                                             9,352           -
               Stock exchanged for payment of operating expenses                                             623,172       2,260
               Forgiveness of debt                                                                                 -   (337,218)
               Stock exchanged for interest on note payable                                                        -       3,743
            (Increase) decrease in assets:
               Accounts receivable                                                                          (29,108)           -
               Inventory                                                                                   (526,580)           -
               Prepaid expenses                                                                              (6,099)           -
            Increase (decrease) in liabilities:
               Accounts payable                                                                              168,029     (5,238)
               Accrued expenses and other liabilities                                                            599           -
------------------------------------------------------------------------------------------------------------------------------------
                NET CASH USED BY OPERATING ACTIVITIES                                                      (719,370)     (9,951)
------------------------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Disbursements
         Purchase of property, plant and equipment                                                          (52,738)           -
         Other                                                                                               (6,394)           -
------------------------------------------------------------------------------------------------------------------------------------
            DISBURSEMENTS FROM INVESTING ACTIVITIES                                                         (59,132)           -
------------------------------------------------------------------------------------------------------------------------------------
               NET CASH USED BY INVESTING ACTIVITIES                                                        (59,132)           -
------------------------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
         Sale of common stock                                                                                 70,740           -
         Sale of common stock to minority interests                                                          394,059           -
         Capital lease for equipment                                                                          37,933           -
         Proceeds from related parties                                                                       328,654      14,900
------------------------------------------------------------------------------------------------------------------------------------
            RECEIPTS FROM FINANCING ACTIVITIES                                                               831,386      14,900
------------------------------------------------------------------------------------------------------------------------------------
 Disbursements
         Payments on capital lease for equipment                                                            (14,589)           -
         Payments on notes payable to stockholders/officers                                                  (1,500)           -
------------------------------------------------------------------------------------------------------------------------------------
            DISBURSEMENTS FROM FINANCING ACTIVITIES                                                         (16,089)           -
------------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    815,297      14,900
------------------------------------------------------------------------------------------------------------------------------------

 NET INCREASE IN CASH AND EQUIVALENTS                                                                         36,795       4,949

 CASH  AND EQUIVALENTS - BEGINNING                                                                               536         465
------------------------------------------------------------------------------------------------------------------------------------

 CASH AND EQUIVALENTS - ENDING                                                                          $     37,331  $    5,414
====================================================================================================================================
=================================================================================================================================---



                                     -F 4-

 SUPPLEMENTAL DISCLOSURES:
         Common stock issued for acquisition of net assets of consolidated subsidiaries            $     2,007,278  $     -
         Common stock issued for acquisition of property, plant and equipment                      $     1,529,815  $     -
         Common stock issued for acquisition of 20% owned subsidiary                               $        49,215  $     -
         Common stock issued in exchange for note payable to officer/director                      $            -   $ 55,170
         Note payable issued in exchange for real estate                                           $       258,900  $     -
         Interest paid                                                                             $           250  $     -
====================================================================================================================================
====================================================================================================================================

 SEE ACCOMPANYING NOTES.

                                     -F 5-

NOTE 1.      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             BUSINESS ACTIVITY

             Energy Optics, Inc. (EOI), a New Mexico Corporation, was organized in 1979 and has provided engineering services relating to research and development activities for outside parties as well as internal product development. A controlling interest (80%) of Material Sciences, Inc. (MSI) was acquired through an EOI stock issuance in November 1993. Quantum Research, Inc. (QRI) was incorporated in May 1994, with EOI owning 80% and the 20%-minority shareholder in MSI owing 20%. The initial business of MSI and QRI was to include the development and licensing of new technical products, however, these companies have been dormant in recent years. A controlling interest (80%) of Lean Protein Foods, Inc. (LPF) was acquired in August 1997, which has a wholly-owned subsidiary, Wildwood Ostrich Ranch, Inc. A controlling interest (80%) of American Millennium Corporation, a Delaware corporation, was also acquired in October 1997.

             Additionally, EOI owns 27.5% of International Diagnostics, Inc.
             (IDI), a New Mexico corporation, which was organized to develop and market diagnostic applications in science, medicine and industry. Edward N. Laughlin, former president, director and major stockholder of EOI, controls 47% of the outstanding stock of IDI. IDI has not engaged in any business activities since the assets of IDI were charged-off in July 31, 1993. Additionally, a 20% interest in Microgravity Aviation Company (MAC), a Florida corporation, was acquired in October 1997.

             At October 31, 1997, only EOI, LPF, AMC and MAC were operational.

             BASIS OF CONSOLIDATION

             The consolidated financial statements include the accounts of Energy Optics, Inc. and its subsidiaries, Material Sciences, Inc., Quantum Research, Inc., Lean Protein Foods, Inc., and American Millenium Corporation. All significant intercompany transactions and balances of Energy Optics and subsidiaries (the Company) have been eliminated in consolidation. The 20% interest in Microgravity Aviation Company is accounted for using the equity method of accounting.

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

             INCOME TAXES

             Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes. The Companies file separate, not consolidated income tax returns. MSI filed a final income tax return for the year ended December 31, 1995. QRI has not filed tax returns and has had no significant activity.

                                     -F 6-

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

             NET INCOME (LOSS) PER SHARE

             Income (loss) per share of common stock is based on the weighted average number of shares and common share equivalents (if dilutive) outstanding during each period. Available stock options at October 31, 1997 and 1996, were anti-dilutive and not considered common stock equivalents for purposes of computing income or loss per common share. Outstanding common shares were retroactively adjusted to give the effect to the 1 for 10 reverse stock split for the period ended October 31, 1996.

             RESTATEMENTS AND RECLASSIFICATIONS

             Amounts in the prior year financial statements have been restated to reflect corrections resulting from the audit performed for the year ended July 31, 1997, and certain amounts have been reclassified for comparative purposes to conform to the presentation of the current year financial statements.

NOTE 2.      BORROWINGS

             The note payable to the Small Business Administration (SBA), which matured February 1995, provided for annual interest at 8% and was secured by cash, accounts receivable, inventories, equipment, and patents. Lacking working capital to repay the note, in August 1996, the Company made an offer to the SBA to compromise the outstanding debt.

             In October 1996, the SBA accepted the offer to compromise the outstanding debt in the amount of $152,561 plus interest of $30,792, for $4,000 plus 40,000 restricted shares of the Company's common stock in full satisfaction of the debt. The balance in excess of the market value of the stock issued and payment made in the aggregate amount of $139,354 has been recognized as a gain on extinguishment of debt and is included in the income statement for the quarter ended October 31, 1996, as an extraordinary item, net of related income taxes.

                                     -F 7-

NOTE 3.           INCOME TAXES

             At October 31, 1997, the Company has, for income tax reporting purposes, unused credits and operating loss carryforwards, which may be applied against future income and income tax that expire as follows:

                                                                                                                NET
             YEAR                                                    INVESTMENT            RESEARCH         OPERATING
             EXPIRING                                                    CREDIT              CREDIT              LOSS
             --------                                                ---------------       ----------       ---------
             1998                                                    $         417        $     -          $     696,127
             1999                                                            1,087              -                149,587
             2000                                                            3,836              -                  -
             2001                                                            -                  -                415,478
             2003                                                            -                  2,070            236,398
             2004                                                            -                  3,080            184,928
             2005                                                            -                 12,393             63,564
             2006                                                            -                  -                199,030
             2007                                                            -                  -                332,429
             2008                                                            -                  -                394,641
             2009                                                            -                  -                 38,252
             2010                                                            -                  -                 24,086
             2011                                                            -                  -                 34,539
                                                                     -------------        -----------      -------------

                                                                     $       5,340        $    17,543      $   2,769,059
                                                                     =============        ===========      =============

             There have been ownership changes in the Company, as defined in
             Section 382 of the Internal Revenue Code. These changes will materially limit the Company's net operating loss carryforwards based upon the change in control. No deferred tax assets have been reflected in these interim financial statements as a result of a valuation allowance which reduces any deferred tax assets to zero.

NOTE 4.      COMMON STOCK

             REVERSE STOCK SPLIT

             On August 18, 1997, the Board of Directors authorized a 1 for 10 reverse stock split for all of the then issued and outstanding shares of the Company's common stock. As a result of the reverse stock split, the Company's issued and outstanding shares of common stock were reduced from 8,778,694 to 877,869. As a requirement of the reverse stock split, all shares were to be returned by the existing shareholders and new shares were to be issued no later than November 20, 1997. Any fractional shares were to be redeemed for a cash payment based upon the average closing price of the Company's common stock for the immediate week.

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

                                     -F 8-

NOTE 4.           COMMON STOCK (CONTINUED)

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

             2. Property and equipment valued at $88,708 was conveyed by ABAC. As instructed by ABAC, the Company issued 634,550 shares of its common stock to the three shareholders, officers and directors of ABAC, who were immediately named officers and directors of the Company (two of which subsequently resigned). The shares issued included a portion for finding and acquiring the other properties as described in the paragraph above.

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

             ACQUISITION OF AMERICAN MILLENNIUM CORPORATION

             As a result of negotiations begun in July 1997, on October 9, 1997, the Company purchased 8,000,000 shares (valued at approximately $3,500,000) representing 80% of the issued and outstanding stock of American Millennium Corporation (AMC), a Delaware corporation, primarily from Global Investments, Ltd., a 30% shareholder of the Company, in exchange for 5,100,000 shares of the Company's common stock. The products designed by AMC have several distinct similarities to certain of the former products developed by the Company. Several of the commercial applications of products developed by AMC may possibly have mutual compatibilities with certain patented technologies developed by the Company in prior years.

                                     -F 9-

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

             The acquisition of AMC was from related parties and was accounted for as if it were a pooling of interests. Assets and liabilities were reflected at the related parties' historical cost.

             ACQUISITION OF MICROGRAVITY AVIATION COMPANY, INC.

             The Company abandoned discussions for the acquisition of up to 40% of the authorized stock of Casey Holdings, Inc. (CHI) in a non-binding contract. Instead, on October 10, 1997, they acquired 2,000,000 shares (valued at approximately $531,160) representing a 20% interest in Microgravity Aviation Company (MAC) from Harto Ltd., a 39% shareholder of the Company at that time, in exchange for 1,000,000 shares of the Company's common stock. MAC, a Florida corporation, is presently a subsidiary of Casey Holdings, Inc.,
             (CHI) and is scheduled to operate the flight portion of a three-day high-adventure space-flight experience package. MAC will also offer the use of the DC-9 aircraft to the film and movie production community as a flying film studio for producing weightless scenes for use in movies, commercials, and corporate videos. The MAC aircraft may also be used for conducting microgravity research performed by universities and research companies. The executive management and consulting staff of MAC is comprised of highly credentialed professionals including former NASA astronauts as well as former airline, Federal Aviation Administration (FAA), and NASA executives. The management of MAC plans to lease a specially NASA equipped aircraft and the effective operation of the company is predicated upon MAC's ability to take possession of this aircraft.

             As the acquisition of MAC was from a related party, the acquisition was recorded at the related party's historical cost and is reflected in the financial statements on the equity method.

             STOCK  ISSUED FOR SERVICES

             In September 1997, the Company executed a two-year agreement with Internet Stock Market, Inc. (ISM) to provide to the Company, on a non-exclusive basis, financial and investor relations services, public relations services and corporate communications services. The agreement provides for a fee to ISM in the amount of $60,000 per year payable $5,000 upon execution and $5,000 the first day of each month beginning October 1, 1997. Should the Company decide to terminate this agreement for any reason, the Company shall give 10 days written notice to ISM. The Company further agreed to issue to ISM warrants to purchase 150,000 shares of common stock at $.46 per share. The warrants were exercisable for a period of five years, and on November 7, 1997, the warrants were excercised. In accordance with the agreement, the Company filed an S-8 registration on behalf of ISM.

             On October 15, 1997, the Board of Directors authorized the issuance of 898,800 shares of common stock under a Consultant Services Plan as compensation for consultation services in connection with new business opportunities, promotion of the Company to the public and professionals, personnel recruitment, acquisition opportunities, spin-off transactions, restructuring the capitalization of the Company, and other matters as requested. The Consultant Services Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974 and is not qualified under Sec. 401 of the Internal Revenue Code of 1986, as amended. Form S-8 was filed with the Securites and Exchange Commission on October 24, 1997, relative to this offering of stock.

                                     -F 10-

NOTE 5.      STOCK OPTIONS

             The Company had granted to Edward N. Laughlin, former president, director and majority shareholder, stock options in return for advancing working capital to the Company and providing prior year bank loan guarantees. At July 31, 1997, there are 16,500 shares under option at an exercise price of $2.50 per share which expire April 5, 1999.

NOTE 6.     BUSINESS ACQUISITIONS

            On August 20, 1997, the Company acquired a controlling interest (80%) in Lean Protein Foods, Inc. as part of a stock and asset purchase transaction (see Note 4). This acquisition was accounted for under the purchase method. On October 9, 1997, the Company acquired a controlling interest (80%) in American Millenium Corporation (see Note 4). This acquisition was accounted for as a pooling of interests. The results of operations of both of the acquired entities have been included in the accompanying statements since the date of acquisitions.

            Additionally, on October 10, 1997, the Company acquired a 20% interest in Microgravity Aviation Corporation (Note 4). This investment has been accounted for under the equity method of accounting for investments.

NOTE 7.      RELATED PARTY TRANSACTIONS

             Notes payable to officers/stockholders, were unsecured, due on demand and provided for annual interest at 8%. In October 1996, the Company issued restricted shares of its common stock in partial settlement of notes payable to Edward N. Laughlin, Molesworth and Associates, Inc. (Gordon Molesworth) and Steven M. Ward in the amount of 48,787 shares, 4,286 shares and 2,097 shares, respectively. The balance of the notes payable in excess of the market value of the stock issued totaling $159,120, including $3,869 of unpaid accrued interest, was forgiven. This amount is included in the income statement for the quarter ended October 31, 1996, as an extraordinary item "Gain on extinguishment of debt - related parties", net of related income taxes.

             In October 1996, the Company and Edward N. Laughlin agreed that $38,744 in accrued rent and other expenses would be forgiven. For the quarter ended October 31, 1996, the Company had capitalized indebtedness of the Company resulting from unpaid accrued interest in the amount of $18,077.

NOTE 8.     OPERATING AND ECONOMIC CONDITIONS AND MANAGEMENT'S PLANS

             The Company's consolidated financial statements for the fiscal quarter ended October 31, 1997, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses, consequently there is an accumulated deficit at October 31, 1997. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

             Management planned for dealing with the conditions described above and the Company pursued the acquisitions described in Note 6 "Business Acquisitions" and Note 9 "Subsequent Events". These recent acquisitions and changes in the Company's business may significantly affect the Company's deficiency in assets and result in a more favorable outcome if management is successful in implementing the changes to the Company's business.

             Furthermore, the Company is in the process of completing and filing Form SB-2 with the United States Securities and Exchange Commission for registration and sale to the general public of approximately 1,250,000 shares of its common stock. The proceeds from the sale of these securities would be used to continue funding the Company's subsidiaries' developmental efforts. This registration is being prepared on the

                                     -F 11-

NOTE 8.     OPERATING AND ECONOMIC CONDITIONS AND MANAGEMENT'S PLANS (CONTINUED)

             basis of a need to fund significant inventories for business proposals that the Company has received that are subject to strict rules of non-disclosure. Nevertheless, management is confident that sufficient revenue potential exists in the execution of contract proposals to warrant the issuance of additional stock for cash to fund the operations.

NOTE 9.      SUBSEQUENT EVENTS

             ACQUISITION OF SPACE-X CORPORATION

             On November 15, 1997, Energy Optics entered into an agreement to exchange two million shares of Microgravity Aviation Company, Inc. representing 20% of the authorized shares of the common stock of MAC for 1,518,685 shares of the 10,000,000 shares issued and outstanding of Space-X Corporation from related parties. Space-X Corporation intends to provide simulated astronaut training to the general public.

             ACQUISITION OF THE KUPP, INC.

             The Company is negotiating to purchase a controlling interest (80%) in The Kupp, Inc., a privately-held, Florida corporation from parties related to the Company by virtue of ownership and control. The Kupp holds domestic and international patents on a foldable, collapsible paper board drinking cup.

                                     -F 12-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)     PLAN OF OPERATION

As a result of its acquisitions in August and October 1997, the Company has changed its narrow focus to a much broader, diverse group of operations. These acquisitions and the Company's operating plans are summarized as follows, and are subject to modification from time to time without notice by decision of Management and may not reflect actual results:

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

LPF is focused on the specialty food segment in both food service and high-end retail for distribution of its products. It is utilizing trade shows, trade publications, brokerage and end-user requests for product information to advance its products into specialty food distributors' inventories. Management is currently in discussion with a Mexican concern that is importing ostrich livestock into Mexico from a Texas exporter with whom management has had prior dealings. A joint venture whereby LPF would supply the Mexican company with product for the next two to three years while the Mexican firm develops its livestock herd is scheduled for negotiation in early 1998.

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

CASEY HOLDINGS, INC.

The Company abandoned negotiations for the acquisition of up to 40% of the authorized stock of Casey Holdings, Inc. (CHI) in a non-binding contract. Instead they acquired a 20% interest in Microgravity Aviation, Inc.

MICROGRAVITY AVIATION COMPANY

On October 10, 1997, the Company contracted to acquire a 20% interest in Microgravity Aviation Company (MAC), a subsidiary of CHI that is scheduled to operate the flight portion of a three-day simulated astronaut training package. MAC will also offer the use of a DC-9 aircraft to the film and movie production community as a flying film studio for producing weightless scenes for use in movies, commercials, and corporate videos. The MAC aircraft may also be used for conducting microgravity research performed by universities and research companies. MAC recently produced a ten-minute video that dramatically demonstrates the range of services offered by MAC for distribution to over 300 film and movie production companies. The executive management and consulting staff of MAC is comprised of highly credentialed professionals including former NASA astronauts as well as former airline, Federal Aviation Administration
(FAA), and NASA executives. The management of MAC has executed a lease of the specially NASA equipped aircraft and the effective operation of the company is predicated upon MAC's ability to take possession of this aircraft. Nevertheless, management is confident that the Company's stock interest in MAC is well represented with capable and knowledgeable management and that the risk/reward ratio to the Company is acceptable and balanced by the Company's other business interests. Subsequently, the Company exchanged its 20% interest in MAC for approximately 15% of Space-X Corporation, which intends to provide simulated astronaut training to the general public.

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

Additionally, AMC has entered into a reseller agreement with Orbcomm who has successfully launched the first two of its expected 26 to 28 low earth orbit
(LEO) satellites scheduled to be in orbit by fall of 1998. Orbcomm currently receives 500-600 inquiries for reseller applications per month according to a company spokesperson. AMC is one of approximately thirty companies chosen by Orbcomm as resellers to date. Since the Orbcomm LEO's are launched from a Pegasus rocket from underneath the wing of a McDonnell Douglas DC-10, launch costs which are considerably less expensive than a ground based launch. Therefore, AMC anticipates the ability to offer highly competitive data transmission services. This should allow AMC to globally expand its monitoring service to a wide range of applications including remote oil and gas wells and offshore platforms, as well as truck fleets and ocean going cargo ships and individual containers aboard those vessels. The Orbcomm reseller contract will also allow for AMC's utilization of satellite transponder space to offer other competitively priced wireless communications services.

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

RECENT BUSINESS ACTIVITY

As previously discussed, the Company negotiated with Space-X Corporation, a Delaware corporation, to sell its 20% interest (two million shares) of Microgravity Aviation Company, Inc. in exchange for 1,518,685 shares, representing approximately 15% of the issued and outstanding shares of Space-X Corporation.

Additionally, the Company is in negotiations to acquire 80% of the authorized stock of the Kupp, Inc., a privately owned, Florida corporation. The cash and stock transaction has been valued at $4.4 million.

COMPANY EXPANSION INTO DIVERSE BUSINESS

Management has also identified other existing opportunities whereby it may be able to acquire substantial interest in or controlling interest of certain business entities that, in the opinion of management, represent potentially viable and undervalued assets.

The Company has heretofore positioned itself as a highly technical and narrowly focused developer of specific technologies. Having previously been less than successful within such a narrow technical scope of business activity, management believes that expansion of the Company's business into more diverse operations may allow for a greater, more diverse balance and substantial appreciation of the Company's business which management believes is in the best interests of the shareholders. The Company has retained the services of Tatum CFO Partners, LP (TATUM), to provide financial oversight of its business interests. In management's opinion, TATUM is a qualified consortium of accountants, CPA's, and former chief financial officers (CFOs) from a wide spectrum of small and large corporations. TATUM provides financial analysis, accounting services, and hands-on financial oversight for numerous other unrelated companies, as well.

Additionally, the Company's management either has on staff, or has access to, a diverse group of professionals and consultants who have extensive backgrounds in wireless technology, aerospace, engineering, agri-business, food processing, public relations and marketing, or other fields of expertise relative to the operation of the recently acquired companies and the Company's former business. By the end of this fiscal year, the Company and its subsidiaries anticipate employing 50-60 people in their operations. The Company has noted a significant and developing trend in start-up business ventures, which have been formed by experienced principals with accomplished professional backgrounds in various fields. In certain cases, their management has identified significant market opportunities, has performed research and development, and has test marketed their products or services in order to validate the findings of market studies indicating a viable and potentially profitable market for those particular products or services. Management believes that its ability to provide ancillary support to these ventures that have various needs outside of their core business expertise, by providing them with accounting services, financial oversight, technical support, capital formation, marketing and public relations, should result in the negation of duplicity, a lowering of overhead to each company, and an increase in efficiency at the operational level. Management has, to date, contacted for acquisitions wherein there existed mutual consent that broad financial oversight and/or direct operational control of the Company needed to be put in place thereby enhancing the ability of the company being acquired to concentrate on its primary product or service.

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




(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has had a liquidity problem. In order to maintain the Company's viability, the Company has issued restricted stock in exchange for equity capital and also to reduce debt. Additionally, the Company has postponed payment and has historically relied on the Officers of the Company to serve with no salary, and to personally pay expenses of the Company. Forgiveness of debt has also helped the Company to continue prior to the August 20, 1997, transactions. However, subsequent to the August 20, 1997 change in management and ensuing acquisitions, present management is confident that certain aspects of the business of AMC are nearing completion and that significant revenue potential exists for likely near term cash flow sufficient to offset the present lack of liquidity. Furthermore, management believes that it can obtain sufficient funding to maintain the Company's overhead through either the completion and subsequent offering of a secondary registration or announcements of revenue pertinent to certain rules of non-disclosure presently in effect.

The fiscal quarters ended October 31, 1997 and 1996, reflected no operating income. Loss before extraordinary items was $991,996 or $.08 per share and $10,716 or $.01 per share for the quarters ended October 31, 1997 and 1996, respectively. Net income of $326,502 or $.39 per share for the quarter ended October 31, 1996, resulted from forgiveness of debt. Common shares outstanding increased from 829,095 on October 31, 1996 to 13,139,814 on October 31, 1997. The per share data included for 1996 has been presented after giving retroactive effect to the 1 for 10 share reverse stock split consummated on August 18, 1997.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
                                             ENERGY OPTICS, INC.

DATED: December 26, 1997            By:      /s/  James C. Statham
                                             ---------------------
                                             James C. Statham, President
                                             (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED: December 26, 1997       By:      /s/ James C. Statham
                                        --------------------
                                        James C. Statham, President, Director and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

DATED: December 26, 1997       By:      /s/ Mary Adkins
                                        ---------------
                                        Mary Adkins, Secretary, Treasurer and Director
                                        (Principal Financial Officer)

DATED: December 26, 1997       By:      /s/ Shirley Harmon
                                        ------------------
                                        Shirley Harmon, Director