Form 10QSB
period 1998-01-31
ENERGY OPTICS INC
filed 1998-03-24
CIK 350193

U.S. Securities and Exchange Commission
                             Washington D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                               THE EXCHANGE ACT

               FOR THE TRANSITION PERIOD FROM _________ TO ________

                           COMMISSION FILE NO. 0-10841
                       -----------------------------------

                               ENERGY OPTICS, INC.
         ---------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


         NEW MEXICO                                         85-0273340
-------------------------------                          -------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                     29425 C.R. 561, TAVARES, FLORIDA 32778
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (352) 742-5010
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)

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

  CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY COURT. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 12,239,814 AS OF MARCH 22, 1998

  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES [ ] NO [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Begin on next page.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
               For the six months ended January 31, 1998 and 1997


                                    CONTENTS

                                                          PAGE
                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                               F-2
  Consolidated Statements of Income                        F-3
  Consolidated Statements of Cash Flows                F-4 and -5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              F-6 to F-9

ENERGY OPTICS, INC. AND SUBSIDIARIES
(UNAUDITED)
CONSOLIDATED BALANCE SHEET

JANUARY 31, 1998


ASSETS
CURRENT ASSETS
     Accounts receivable
         Trade                                                       $ 105,101
         Related parties - rents                                        46,014
         Employee                                                        1,630
     Prepaid expenses                                                   10,969
     Net current assets of discontinued operations                     147,909
                                                                     ---------
         TOTAL CURRENT ASSETS                                          311,623
                                                                     ---------
PROPERTY, PLANT AND EQUIPMENT
     Land                                                              525,000
     Buildings and improvements                                      1,175,000
     Equipment, furniture and fixtures                                  90,880
     Transportation equipment                                           25,850
                                                                     ---------
         TOTAL PROPERTY, PLANT AND EQUIPMENT, AT COST                1,816,730
     Accumulated depreciation                                          (21,365)
                                                                     ---------

         TOTAL PROPERTY, PLANT AND EQUIPMENT, NET BOOK VALUE         1,795,365
                                                                     ---------
OTHER ASSETS
     Other assets                                                        8,037
     Other assets of discontinued operations                           309,600
                                                                     ---------
         TOTAL OTHER ASSETS                                            317,637
                                                                     ---------
TOTAL ASSETS                                                        $2,424,625
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft                                                 $   21,546
     Accounts payable                                                  130,748
     Accrued expenses and other liabilities                             42,952
     Due to others, without interest, due on demand                     14,591
     Due to stockholders and other related parties,
         without interest, due on demand                               613,850
     Net current liabilities of discontinued operations                309,260
                                                                    ----------
        TOTAL CURRENT LIABILITIES                                    1,132,947

STOCKHOLDERS' EQUITY (NOTES 4 AND 5)

     Common stock, $.001 par value, 25,000,000 shares
        authorized, 12,239,814 shares issued and
        outstanding                                                     12,239
     Additional paid-in capital                                      8,996,399
     Stock subscription receivable                                     (75,500)
     Deficit                                                        (7,637,038)
                                                                     ---------
        TOTAL STOCKHOLDERS' EQUITY BEFORE MINORITY INTERESTS         1,296,100
     Minority interests                                                 (4,422)
                                                                     ---------
        TOTAL STOCKHOLDERS' EQUITY                                   1,291,678
                                                                     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $2,424,625
                                                                     =========

SEE ACCOMPANYING NOTES.

ENERGY OPTICS, INC. AND SUBSIDIARIES
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME

                                                                                              (RESTATED
                                                                                                NOTE 1)
FOR THE SIX MONTHS ENDED JANUARY 31,                                              1998           1997
------------------------------------                                          ------------    ----------
REVENUES
     Sales                                                                    $    110,714    $    --
     Cost of sales                                                                  59,285         --
                                                                              ------------    ---------
         Gross margin                                                               51,429         --
     Rents - Related Parties                                                        46,014         --
                                                                              ------------    ---------
         TOTAL NET REVENUES                                                         97,443         --

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Consulting                                                                    263,200         --
     Professional                                                                  611,688        8,208
     General and administrative                                                     69,154        4,094
     Salaries and related                                                           84,945         --
     Selling                                                                        16,753         --
     Research and development                                                       12,147         --
     Depreciation                                                                   21,685         --
     Interest                                                                        6,473        3,869
                                                                              ------------    ---------
         TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      1,085,045       16,171
                                                                              ------------    ---------
OTHER LOSSES                                                                         5,200         --
                                                                              ------------    ---------
LOSS FROM CONTINUING OPERATIONS                                                   (992,802)     (16,171)
                                                                              ------------    ---------
DISCONTINUED OPERATIONS, NET OF INCOME TAXES
     Loss from discontinued operations, net of income taxes of $0                  777,411         --
     Estimated loss on disposition, net of income taxes of $0                    2,161,522         --
                                                                              ------------    ---------
LOSS FROM DISCONTINUED OPERATIONS                                                2,938,933         --
                                                                              ------------    ---------
LOSS BEFORE EXTRAORDINARY ITEMS                                                 (3,931,735)     (16,171)
                                                                              ------------    ---------
EXTRAORDINARY ITEMS - GAIN ON EXTINGUISHMENT OF DEBT
     Small Business Administration, net of income taxes of $47,967 (Note 2)           --         91,387
     Related parties, net of income taxes of $69,025 (Note 7)                         --        128,839
     Tax benefit from utilization of net operating loss carryforward                  --        116,992
                                                                              ------------    ---------
         TOTAL EXTRAORDINARY ITEMS -  GAIN ON EXTINGUISHMENT OF DEBT                  --        337,218
                                                                              ------------    ---------
(LOSS) INCOME BEFORE LOSS ATTRIBUTABLE TO MINORITY INTERESTS                    (3,931,735)     321,047
LOSS ATTRIBUTABLE TO MINORITY INTERESTS                                              4,422         --
                                                                              ------------    ---------
NET (LOSS) INCOME                                                             $ (3,927,313)   $ 321,047
                                                                              ============    =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     (PRIMARY AND FULLY DILUTED)                                                12,239,814      877,622
                                                                              ============    =========
(LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE LOSS FROM
     DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS
     (PRIMARY AND FULLY DILUTED                                                      (0.08)        --
                                                                              ============    =========
(LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY ITEMS
     (PRIMARY AND FULLY DILUTED)                                                     (0.32)       (0.02)
                                                                              ============    =========
(LOSS) NET INCOME PER COMMON SHARE (PRIMARY AND FULLY DILUTED)                       (0.32)        0.37
                                                                              ============    =========


SEE ACCOMPANYING NOTES

ENERGY OPTICS, INC. AND SUBSIDIARIES
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              (RESTATED
                                                                               NOTE 1)
FOR THE SIX MONTHS ENDED JANUARY 31,                                1998         1997
                                                                -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                        $(3,927,313)   $321,047

       Adjustments to reconcile net income (loss) to net
         cash used provided by operating activities:
         Depreciation and amortization, included in selling,
         general and administrative                                  21,685        --
         Loss from unconsolidated subsidiary                          4,422        --
         Loss from discontinued operations                        2,350,640        --
         Stock exchanged for payment of operating expenses          623,172       2,260
         Loss on asset disposition                                    5,200        --
         Forgiveness of debt                                              -    (337,218)
         Stock exchanged for interest on note payable                     -       3,743
       (Increase) decrease in assets:
         Accounts receivable                                       (152,745)        --
         Net current assets of discontinued operations             (147,909)        --
         Prepaid expenses                                           (10,969)        --
         Other assets                                                (8,037)        --
         Net other assets of discontinued operations               (309,600)        --
       Increase (decrease) in liabilities:
         Accounts payable                                           130,748      (7,991)
         Net current liabilities of discontinued operations         309,260
         Accrued expenses and other liabilities                      35,055         --
                                                                -----------   ---------
           NET CASH USED BY OPERATING ACTIVITIES                 (1,076,391)   (18,159)
                                                                -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements
     Purchase of property, plant and equipment                      (52,738)        --
     Other                                                           (8,037)        --
                                                                -----------   ---------
       DISBURSEMENTS FROM INVESTING ACTIVITIES                      (60,775)        --
                                                                -----------   ---------
         NET CASH USED BY INVESTING ACTIVITIES                      (60,775)        --
                                                                -----------   ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts





     Sale of common stock                                            70,740         --
     Sale of common stock to minority interests                     394,059         --
     Capital lease for equipment                                     37,933         --
     Proceeds from others                                            14,591         --
     Proceeds from related parties                                  628,440      14,900
                                                                -----------   ---------
       RECEIPTS FROM FINANCING ACTIVITIES                         1,131,173       14,900
                                                                -----------   ---------
Disbursements
     Payments on capital lease for equipment                        (14,589)        --
     Principal payments on note payable to Small Business
     Administration                                                      --      (4,000)
     Payments on notes payable to stockholders/officers              (1,500)        --
                                                                -----------   ---------
       DISBURSEMENTS FROM FINANCING ACTIVITIES                      (16,089)     (4,000)
                                                                -----------   ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES              1,115,084      10,900
                                                                -----------   ---------

 NET INCREASE IN CASH AND EQUIVALENTS                               (22,082)        741

 CASH  AND EQUIVALENTS - BEGINNING                                      536         465
                                                                -----------   ---------

 CASH AND EQUIVALENTS (BANK OVERDRAFT) - ENDING                 $   (21,546)  $   1,206
                                                                ===========   =========

 SUPPLEMENTAL DISCLOSURES:
    Common stock issued for acquisition of net assets of
         consolidated subsidiaries                              $ 1,454,778   $     --
    Common stock issued for acquisition of property, plant
         and equipment                                          $ 1,529,815   $     --
    Common stock issued for acquisition of 20% owned
         subsidiary                                             $    49,215   $     --
    Common stock issued in exchange for note payable to
         officer/director                                       $    55,170   $     --
    Common stock issued for settlement of debt to Small
         Business Administration                                $    40,000   $     --
    Note payable issued in exchange for real estate             $   258,900   $     --
    Interest paid                                               $     6,473   $     --
                                                                ===========   =========


SEE ACCOMPANYING NOTES.

NOTE 1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BUSINESS ACTIVITY

          Energy Optics, Inc. (EOI), a New Mexico Corporation, was organized in 1979 and has provided engineering services relating to research and development activities for outside parties as well as internal product development. A controlling interest (80%) of Material Sciences, Inc.
          (MSI) was acquired through an EOI stock issuance in November 1993. Quantum Research, Inc. (QRI) was incorporated in May 1994, with EOI owning 80% and the 20%-minority shareholder in MSI owing 20%. The initial business of MSI and QRI was to include the development and licensing of new high technology products, however, these companies have been dormant in recent years. A controlling interest (80%) of Lean Protein Foods, Inc. (LPF) was acquired in August 1997, which has a wholly-owned subsidiary, Wildwood Ostrich Ranch, Inc. A controlling interest (80%) of American Millennium Corporation, a Delaware corporation, was acquired in October 1997.

          Additionally, EOI owns 27.5% of International Diagnostics, Inc. (IDI), a New Mexico corporation, which was organized to develop and market diagnostic applications in science, medicine and industry. Edward N. Laughlin, former president, director and major stockholder of EOI, controls 47% of the outstanding stock of IDI. IDI has not engaged in any business activities since the assets of IDI were charged-off in July 31, 1993. Additionally, a 20% interest in Microgravity Aviation Company (MAC), a Florida corporation, was acquired in October 1997, however, the Company is negotiating to rescind this acquisition.

          At January 31, 1998, only EOI and AMC were operational. LPF and its subsidiary were in the process of discontinuing operations. MAC is believed to have had no activity for the period and the acquisition of MAC is in dispute.

          BASIS OF CONSOLIDATION

          The consolidated financial statements include the accounts of Energy Optics, Inc. and its subsidiaries, Material Sciences, Inc., Quantum Research, Inc., Lean Protein Foods, Inc., (and its subsidiary, Wildwood Ostrich Ranch, Inc.) and American Millenium Corporation. All significant intercompany transactions and balances of Energy Optics and subsidiaries (the Company) have been eliminated in consolidation. The 20% interest in Microgravity Aviation Company has been reduced to zero as a result of a dispute (see Note 5).

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

          INCOME TAXES

          Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes. The companies file separate, not consolidated, income tax returns. MSI filed a final income tax return for the year ended December 31, 1995. QRI has not filed tax returns and has had no significant activity.

          INVESTMENT TAX AND RESEARCH TAX CREDITS

          Investment tax and research tax credits are recognized as a reduction of the provision for income taxes in the year in which utilized.

          RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are expensed as incurred.

          NET INCOME (LOSS) PER SHARE

          Income (loss) per share of common stock is based on the weighted average number of shares and common share equivalents (if dilutive) outstanding during each period. Available stock options at January 31, 1998 and 1997, were anti-dilutive and not considered common stock equivalents for purposes of computing income or loss per common share. Outstanding common shares were retroactively adjusted to give the effect to the 1 for 10 reverse stock split for the period ended January 31, 1997.

          RESTATEMENTS AND RECLASSIFICATIONS

          Amounts in the prior year financial statements have been restated to reflect corrections in accrued interest, interest expense, and as a result, changes in stockholders equity, and certain amounts have been reclassified for comparative purposes to conform to the presentation of the current year financial statements.

NOTE 2.   COMMON STOCK

          In December 1997, two officers of the Company and one officer of LPF returned their stock in the Company, acquired as a result of the LPF acquisition by the Company, totaling 650,000 shares.

          One former officer of the Company returned 400,000 shares and the Company has continued it actions to rescind the issuance of 565,450 shares of its common stock to two other former officers of the Company originally issued as part of a stock and asset purchase.

NOTE 3.   DISCONTINUED OPERATIONS

          On January 5, 1998, Lean Protein Foods, Inc. adopted a plan to discontinue its operations in the specialty foods business which focused on the processing and marketing of ostrich meat. As part of this plan immediate arrangements were undertaken to sell its equipment. LPF expects to realize a loss of approximately $14,300 as a result of this decision. Disposal of all remaining inventory which consists primarily of product samples for marketing purposes is not expected to produce any revenue, resulting in a net loss of approximately $17,700.

          Also, on January 5, 1998, LPF's subsidiary, Wildwood Ostrich Ranch, Inc. adopted a plan to discontinue its operations as an ostrich ranch. Immediate plans were formulated to begin disposal of the assets of the Corporation including equipment and the ostrich herd. It is anticipated that the herd will be liquidated at approximately $1,723,036 while other property and equipment is expected to be sold for approximately $438,486, resulting in losses totaling $2,161,522.

          All losses incurred as a result of the decisions to terminate these operations as well as the charge off of the acquisition of MAC are reflected in the current period as "Loss From Discontinued Operations".

NOTE 4.   OPERATING AND ECONOMIC CONDITIONS AND MANAGEMENT'S PLANS

          The Company's consolidated financial statements for the fiscal quarter ended January 31, 1998, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses, consequently there is an accumulated deficit and current liabilites exceed current assets at January 31, 1998. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, (except for the charge for the estimated losses as a result of discontinued operations of LPF and its subsidiary and the charge-off of the MAC investment) or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence. Management planned for dealing with the conditions described above and the Company pursued acquisitions.

          These acquisitions and changes in the Company's business may significantly affect the Company's deficiency in assets and result in a more favorable outcome if management is successful in implementing the changes to the Company's business.

          Management intends to focus the Company's business on the initiatives developed by American Millennium Corporation (AMC) of which the Company owns 80% of the outstanding stock. AMC has entered into a non-exclusive reseller agreement with Orbcomm who has successfully launched twelve of its expected thirty-six to thirty-eight low earth orbit (LEO) satellites scheduled for launch and orbit over the next year. Furthermore, AMC is one of approximately thirty resellers chosen by Orbcomm to date. Since eight of the twelve satellites launched to date were launched from a single Pegasus rocket mounted beneath the fuselage of a Lockheed L-1011 airliner, launch costs have, on average, been lower than ground based launches. As a result, AMC anticipates the ability to offer highly competitive data transmission services for potential customers defined within its reseller contract, which include refrigerated railcars, oil and gas platforms, and intermodal containers.

          To date, AMC has signed a contract with Union Pacific Railroad to perform a rolling railcar test with a monitoring device aboard one of its refrigerated railcars followed by installation of four pre-production devices designed to provide the rail company with the railcar's location, direction, and speed as well as on board conditions. The contract calls for cellular protocol as the means of data transmission but with provisions for installation of satellite transceivers on the AMC box.

          Additionally, AMC has recently received significant inquiries from companies that own or operate oil and gas wells and intermodal containers. AMC is working toward proposals for testing or outfitting certain of their assets with monitoring devices to report data utilizing AMC's Orbcomm reseller contract.

          The Company has temporarily suspended the process of completing and filing Form SB-2 with the United States Securities and Exchange Commission for registration and sale to the general public of approximately 1,250,000 shares of its common stock. The proceeds from the sale of these securities would be used to continue funding the Company's subsidiaries' developmental efforts. This registration was being prepared on the basis of a need to fund significant inventories for business proposals that the Company has received subject to strict rules of non-disclosure. Nevertheless, management is confident that sufficient revenue potential exists in the execution of contract proposals to warrant the issuance of additional stock for cash to fund the operations and continues to seek private funding.

NOTE 5.   BUSINESS ACQUISITIONS

          SPACE-X CORPORATION

          Negotiations with Space-X Corporation to exchange two million shares of Microgravity Aviation Company, Inc. representing 20% of the authorized shares of the common stock of MAC for 1,518,685 shares of the 10,000,000 shares issued and outstanding of Space-X, with related parties, have been abandoned due to the inability of management to obtain funding and the lack of a workable business plan with which to raise capital.

          THE KUPP, INC.

          The Company has abandoned negotiations to purchase a controlling interest (80%) in The Kupp, Inc., a privately-held, Florida corporation from parties related to the Company by virtue of substantially common ownership and control. The Kupp has been unable to produce the necessary documentation related to alleged domestic and international patents on a foldable, collapsible paper board drinking cup.

          MICROGRAVITY AVIATION COMPANY, INC.

          After further study and deliberation, the Company decided not to fund further operations of MAC. Further, the shares of MAC which were intended to be issued to the Company have not yet been received and demand has been made to MAC for issuance. As a result, the Company has entered into negotiations with Harto, Ltd., the company from whom the shares were to be acquired (also a principal shareholder of the Company) to rescind the transaction. In that connection, the Company has ordered its stock transfer agent to cancel the 1,000,000 shares delivered to Harto, Ltd. Further, the Company has instructed the stock transfer agent to prohibit the transfer of those shares to others.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Subsequent to the transactions and business interests of the Company outlined in Form 10-QSB for the period ending October 31, 1997, the Company has made certain material decisions that have narrowed the focus of the Company's business. Those decisions should serve to define the Company's direction for the near future as business initiatives presently underway with American Millennium Corporation, which is 80% owned by the Company, continue to develop.

(a)    PLAN OF OPERATION

The Company has made the decision to liquidate its interest in Lean Protein Foods, Inc. of which the Company owns 80% of the authorized stock. Severe continued eroding of slaughter ostrich prices, weak demand for the meat, glutting of the hide market, and the evident migration of the ostrich business to Mexico and other countries, have, in management's opinion, significantly impacted the viability of ostrich as an agribusiness.

Additionally, the Company has decided to not develop or proceed with the acquisition of The Kupp, Inc., Space-X Corporation or its subsidiary, Microgravity Aviation Corporation, due to various reasons associated with lack of funding, inability of the Company to perform due diligence, and incomplete business plans from those companies. Further, the basis of rescinding the contract with Microgravity Aviation Corporation and negotiating for return of the one million shares of the Company's common stock paid to Harto, Ltd. for the 20% interest in Microgravity Aviation Corporation is outlined in the financial statements.

Management will focus the Company's business on the initiatives developed by American Millennium Corporation (AMC), of which the Company owns 80% of the outstanding stock. As noted in the previous Form 10-QSB of the Company, AMC has entered into a reseller agreement with Orbcomm who has successfully launched twelve of its expected 36 to 38 low earth orbit (LEO) satellites scheduled to be in orbit over the next year. AMC is one of approximately thirty resellers chosen by Orbcomm to date. Since eight of the twelve satellites launched to date were launched from a single Pegasus rocket mounted beneath the fuselage of a Lockheed L-1011 airliner, launch costs have, on average, been lower than exclusive ground based launches. As a result, AMC anticipates the ability to offer highly competitive data transmission services for potential customers defined within its reseller contract, which include refrigerated railcars, oil and gas platforms, and intermodal containers. An earlier press release issued by the Company erred in reporting that AMC's Orbcomm reseller contract is exclusive. It is a non-exclusive contract.

To date, AMC has a contract with Union Pacific Railroad to perform a rolling railcar test with a monitoring device aboard one of its refrigerated railcars followed by installation of four pre-production devices designed to provide the rail company with the railcar's location, direction, and speed as well as on board conditions. The contract calls for cellular protocol as the means of data transmission but with provisions for installation of satellite transceivers on the AMC box. The contract was originally between GPS, Inc. and Southern Pacific Railroad. AMC subsequently purchased the contract from GPS and Southern Pacific has since merged with Union Pacific Railroad.

Additionally, AMC has recently received significant inquiries from companies that own or operate oil and gas wells and intermodal containers. AMC is working toward proposals for testing or outfitting certain of their assets with monitoring devices to report data utilizing AMC's Orbcomm reseller contract.

(b)  RECENT BUSINESS ACTIVITY

AMC has developed proprietary products that are under sensitive requirements of nondisclosure by the parties negotiating purchase of these devices. To date, AMC has received revenues from a purchaser in the form of payment for pre-production prototypes as well as development costs associated with the project. When appropriate, AMC will disclose details of the product itself as well as the potential size of the market.

The Company believes that its 80% ownership of AMC should add value that would be reflected in consolidated financial statements for the Company as revenues and possible earnings begin to accrue. AMC has heretofore operated its business with moderate overhead requirements and it represents a minimal ongoing cost.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           ENERGY OPTICS, INC.

DATED: March 23, 1998                      By: /s/ JAMES C. STATHAM
                                               --------------------------------
                                                   James C. Statham, President
                                                   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED: March 23, 1998             By: /s/ JAMES C. STATHAM
                                      -----------------------------------------
                                      James C. Statham, President, Director and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

DATED: March 23, 1998             By: /s/ SHIRLEY HARMON
                                      -----------------------------------------
                                      Shirley Harmon, Director

DATED: March 23, 1998             By: /s/ TOM ROBERTS
                                      -----------------------------------------
                                      Tom Roberts, Treasurer
                                      (Principal Financial Officer)

DATED: March 23, 1998             By: /s/ RENEE RIEGLER
                                      -----------------------------------------
                                      Renee Riegler, Secretary
                                      (Corporate Secretary)