Form 10QSB/A
period 1998-01-31
ENERGY OPTICS INC
filed 1998-05-01
CIK 350193

U.S. Securities and Exchange Commission
                             Washington D. C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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

   CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15 (D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
(1) YES X   NO __  (2) YES X   NO __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF
SECURITIES UNDER A PLAN CONFIRMED BY COURT. YES __   NO __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 12,239,814 AS OF MARCH 22, 1998

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES __   NO X

THIS AMENDMENT IS FILED TO AMEND STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 1997 INCLUDED IN ITS FORM 10-QSB FILED MARCH 24, 1998.

ENERGY OPTICS, INC. AND SUBSIDIARIES
(UNAUDITED)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
=================================================================================================================
                                                                                                     (RESTATED
                                                                                                       NOTE 1)
 FOR THE SIX MONTHS ENDED JANUARY 31,                                                  1998             1997
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                             $(3,927,313)    $   321,047
        Adjustments to reconcile net income (loss) to net
           cash used provided by operating activities:
           Depreciation and amortization, included in selling, general and
           administrative                                                                  21,685
           Loss attributable to minority interest                                           4,422
           Loss from discontinued operations                                            2,350,640
           Stock exchanged for payment of operating expenses                              623,172           2,260
           Loss on asset disposition                                                        5,200
           Forgiveness of debt                                                                  -        (337,218)
           Stock exchanged for interest on note payable                                         -           3,743
        (Increase) decrease in assets:
           Accounts receivable                                                           (152,745)              -
           Net current assets of discontinued operations                                 (147,909)              -
           Prepaid expenses                                                               (10,969)              -
           Other assets                                                                    (8,037)              -
           Net other assets of discontinued operations                                   (309,600)              -
        Increase (decrease) in liabilities:
           Accounts payable                                                               130,748               9
           Net current liabilities of discontinued operations                             309,260               -
           Accrued expenses and other liabilities                                          35,055               -
-----------------------------------------------------------------------------------------------------------------
            NET CASH USED BY OPERATING ACTIVITIES                                      (1,076,391)        (10,159)
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Disbursements
     Purchase of property, plant and equipment                                            (52,738)              -
     Other                                                                                 (8,037)              -
-----------------------------------------------------------------------------------------------------------------
        DISBURSEMENTS FROM INVESTING ACTIVITIES                                           (60,775)              -
-----------------------------------------------------------------------------------------------------------------
           NET CASH USED BY INVESTING ACTIVITIES                                          (60,775)              -
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
     Sale of common stock                                                                  70,740               -
     Sale of common stock to minority interests                                           394,059               -
     Capital lease for equipment                                                           37,933               -
     Proceeds from others                                                                  14,591
     Proceeds from related parties                                                        613,850          14,900
-----------------------------------------------------------------------------------------------------------------
        RECEIPTS FROM FINANCING ACTIVITIES                                              1,131,173          14,900
-----------------------------------------------------------------------------------------------------------------
 Disbursements
     Payments on capital lease for equipment                                              (14,589)              -
     Principal payments on note payable to Small Business Administration                        -          (4,000)
     Payments on notes payable to stockholders/officers                                    (1,500)
-----------------------------------------------------------------------------------------------------------------
        DISBURSEMENTS FROM FINANCING ACTIVITIES                                           (16,089)         (4,000)
-----------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,115,084          10,900
-----------------------------------------------------------------------------------------------------------------

 NET INCREASE IN CASH AND EQUIVALENTS                                                       (22,082)          741

 CASH  AND EQUIVALENTS - BEGINNING                                                              536           465
-----------------------------------------------------------------------------------------------------------------
 CASH AND EQUIVALENTS (BANK OVERDRAFT) - ENDING                                         $   (21,546)   $    1,206
=================================================================================================================
 SUPPLEMENTAL DISCLOSURES:
     Common stock issued for acquisition of net assets of consolidated subsidiaries     $ 1,454,778    $        -
     Common stock issued for acquisition of property, plant and equipment               $ 1,529,815    $        -
     Common stock issued for acquisition of 20% owned subsidiary                        $    49,215    $        -
     Common stock issued in exchange for note payable to officer/director               $         -    $   55,170
     Common stock issued for settlement of debt to Small Business Administration        $         -    $   40,000
     Note payable issued in exchange for real estate                                    $   258,900    $        -
     Interest paid                                                                      $     6,473    $        -
=================================================================================================================

 SEE ACCOMPANYING NOTES.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                      ENERGY OPTICS, INC.



DATED: April 30, 1998                   By: /s/ JAMES C. STATHAM
                                            ------------------------------------
                                            James C. Statham, President
                                            (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED: April 30, 1998          By:  /s/ JAMES C. STATHAM
                                    --------------------------------------------
                                    James C. Statham, President, Director and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

DATED: April 30, 1998          By:  /s/ SHIRLEY HARMON
                                    --------------------------------------------
                                    Shirley Harmon, Director

DATED: April 30, 1998          By:  /s/ TOM ROBERTS
                                    --------------------------------------------
                                    Tom Roberts, Treasurer
                                    (Principal Financial Officer)

DATED: April 30, 1998          By:  /s/ RENEE RIEGLER
                                    --------------------------------------------
                                    Renee Riegler, Secretary
                                    (Corporate Secretary)