Form 10QSB
period 1998-04-30
ENERGY OPTICS INC
filed 1998-06-19
CIK 350193

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

                                 (352) 742-5010
                           (ISSUER'S TELEPHONE NUMBER)


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

   CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY COURT. YES X NO ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 12,311,814 (PLUS 565,450 SHARES IN DISPUTE) AS OF JUNE 18, 1998

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES ____  NO       X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Begin on next page.

                      ENERGY OPTICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
               For the nine months ended April 30, 1998 and 1997
                                  (UNAUDITED)



                                    CONTENTS

                                                                    PAGE
                                                                    ----

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                        F-2
   Consolidated Statements of Income                                 F-3
   Consolidated Statements of Cash Flows                         F-4 and F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-6 to F-9

ENERGY OPTICS, INC. AND SUBSIDIARIES

(UNAUDITED)

CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------------------------------
APRIL 30, 1998
----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash                                                                                        $     12,333
 Accounts receivable
      Trade                                                                                        80,101
      Related parties - rents                                                                      69,021
      Other                                                                                        10,000
 Prepaid expenses                                                                                  56,009
 Net current assets of discontinued operations (Note 3)                                           398,244
----------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                        625,708
----------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
 Land                                                                                             525,000
 Buildings and improvements                                                                     1,175,000
 Equipment, furniture and fixtures                                                                 90,880
 Transportation equipment                                                                          25,850
----------------------------------------------------------------------------------------------------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT, AT COST                                              1,816,730
 Accumulated depreciation                                                                         (32,333)
----------------------------------------------------------------------------------------------------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT, NET BOOK VALUE                                       1,784,397
----------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                                        7,717
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                   $2,417,822
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                                            $    118,984
 Accrued expenses and other liabilities                                                            49,200
 Customer deposits                                                                                 63,760
 Due to others, without interest, due on demand (Note 6)                                          165,000
 Due to stockholder, without interest, due on demand                                               22,500
 Net current liabilities of discontinued operations (Note 3)                                      362,583
----------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                                   782,027

 LONG-TERM LIABILITIES
 Due to stockholders and other related parties, without interest, due August 1, 1999              638,876
----------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                          1,420,903
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (NOTES 4 AND 5)
 Common stock, $.001 par value, 25,000,000 shares authorized,
    12,311,814 shares issued and outstanding                                                       12,312
 Additional paid-in capital                                                                     9,209,241
 Stock subscription receivable                                                                    (69,000)
 Deficit                                                                                       (8,200,417)
----------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY BEFORE MINORITY INTERESTS                                         952,136
 Minority interests                                                                                44,783
----------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                                   996,919
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $2,417,822
==========================================================================================================

SEE ACCOMPANYING NOTES.

ENERGY OPTICS, INC. AND SUBSIDIARIES

(UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (RESTATED - NOTE 1)
FOR THE NINE MONTHS ENDED APRIL 30,                                                                  1998              1997
----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Sales                                                                                         $       84,612    $           -
    Cost of sales                                                                                         48,154                -
----------------------------------------------------------------------------------------------------------------------------------
        Gross margin                                                                                      36,458                -
    Rents - related parties                                                                               69,061                -
----------------------------------------------------------------------------------------------------------------------------------
        NET REVENUES                                                                                     105,519                -
----------------------------------------------------------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Professional                                                                                       1,208,401                -
    Consulting                                                                                           354,558                -
    General and administrative                                                                           109,748            8,880
    Salaries and related taxes                                                                           129,696            4,094
    Selling                                                                                               28,154                -
    Research and development                                                                              30,332                -
    Depreciation                                                                                          32,333                -
    Interest                                                                                              11,510            3,869
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             1,904,732           16,843
----------------------------------------------------------------------------------------------------------------------------------

OTHER
    Loss on disposal of assets                                                                            (5,200)               -
    Minority interest in consolidated subsidiary                                                         189,687                -
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL OTHER                                                                                      184,487                -
----------------------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                                                       (1,614,726)         (16,843)
----------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
    Loss from operations of discontinued operations, net of income taxes of $0                          (852,251)               -
    Estimated loss on disposition of discontinued operations, net of income taxes of $0               (2,162,428)               -
    Loss from discontinued operations attributable to minority interests                                 507,011                -
----------------------------------------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS                                                                     (2,507,668)               -
----------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEMS                                                                       (4,122,394)         (16,843)
----------------------------------------------------------------------------------------------------------------------------------

EXTRAORDINARY ITEMS - GAIN ON EXTINGUISHMENT OF DEBT
    Small Business Administration, net of income taxes of $47,967                                              -           91,387
    Related parties, net of income taxes of $69,025                                                            -          128,839
    Tax benefit from utilization of net operating loss carryforward                                            -          116,992
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL EXTRAORDINARY ITEMS -  GAIN ON EXTINGUISHMENT OF DEBT                                            -          337,218
----------------------------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME                                                                                 $   (4,122,394)   $     320,375
==================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    (PRIMARY AND FULLY DILUTED)                                                                       12,311,814          877,885
==================================================================================================================================

(LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE LOSS FROM
    DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS
    (PRIMARY AND FULLY DILUTED)                                                                            (0.13)               -
==================================================================================================================================

(LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY ITEMS
    (PRIMARY AND FULLY DILUTED)                                                                            (0.33)           (0.02)
==================================================================================================================================

(LOSS) NET INCOME PER COMMON SHARE (PRIMARY AND FULLY DILUTED)                                             (0.33)            0.36
==================================================================================================================================

SEE ACCOMPANYING NOTES.

ENERGY OPTICS, INC. AND SUBSIDIARIES

(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (RESTATED - NOTE 1)
FOR THE NINE MONTHS ENDED APRIL 30,                                                                   1998            1997
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                           $   (4,122,394)   $     320,375
    Adjustments to reconcile net income (loss) to net
       cash used provided by operating activities:
       Depreciation and amortization, included in selling, general and administrative                   32,333                -
       Loss attributable to minority interest in consolidated subsidiary                               189,687                -
       Loss from discontinued operations                                                             2,507,668                -
       Stock exchanged for payment of operating expenses                                               625,152            2,260
       Loss on asset disposition                                                                         5,200                -
       Forgiveness of debt                                                                                   -         (337,218)
       Stock exchanged for interest on note payable                                                          -            3,743
    (Increase) decrease in assets:
       Accounts receivable                                                                           (159,122)                -
       Prepaid expenses                                                                               (56,009)                -
       Net current assets of discontinued operations                                                 (398,244)                -
       Other assets                                                                                    (7,717)                -
    Increase (decrease) in liabilities:
       Accounts payable                                                                                118,984                9
      Customer deposits                                                                                 63,760
       Net current liabilities of discontinued operations                                              362,583                -
       Accrued expenses and other liabilities                                                           41,303                -
--------------------------------------------------------------------------------------------------------------------------------
        NET CASH USED BY OPERATING ACTIVITIES                                                         (796,816)         (10,831)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts
 Proceeds from disposal of equipment                                                                    27,500                -
--------------------------------------------------------------------------------------------------------------------------------
    RECEIPTS FROM INVESTING ACTIVITIES                                                                  27,500                -
--------------------------------------------------------------------------------------------------------------------------------
Disbursements
 Purchase of property, plant and equipment                                                             (52,738)               -
 Other                                                                                                  (9,785)               -
--------------------------------------------------------------------------------------------------------------------------------
    DISBURSEMENTS FROM INVESTING ACTIVITIES                                                            (62,523)               -
--------------------------------------------------------------------------------------------------------------------------------
       NET CASH USED BY INVESTING ACTIVITIES                                                           (35,023)               -
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts
 Capital lease for equipment                                                                            33,349                -
 Proceeds from others                                                                                  165,000                -
 Proceeds from related parties                                                                         661,376           14,900
--------------------------------------------------------------------------------------------------------------------------------
    RECEIPTS FROM FINANCING ACTIVITIES                                                                 859,725           14,900
--------------------------------------------------------------------------------------------------------------------------------
Disbursements
 Payments on capital lease for equipment                                                               (14,589)               -
 Principal payments on note payable to Small Business Administration                                         -           (4,000)
 Payments on notes payable to stockholders/officers                                                     (1,500)               -
--------------------------------------------------------------------------------------------------------------------------------
    DISBURSEMENTS FROM FINANCING ACTIVITIES                                                            (16,089)          (4,000)
--------------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      843,636           10,900
--------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND EQUIVALENTS                                                                    11,797               69

CASH  AND EQUIVALENTS - BEGINNING                                                                          536              465
--------------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS  - ENDING                                                                  $       12,333    $         534
================================================================================================================================

SEE ACCOMPANYING NOTES.

ENERGY OPTICS, INC. AND SUBSIDIARIES

(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (RESTATED - NOTE 1)
FOR THE NINE MONTHS ENDED APRIL 30,                                                               1998              1997
--------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
 Common stock issued for acquisition of net assets of consolidated subsidiaries             $   5,587,840        $           -
 Common stock issued for acquisition of property, plant and equipment                       $   1,529,808        $           -
 Common stock issued for acquisition of 20% owned subsidiary                                $     531,160        $           -
 Common stock issued for stock subscription receivable                                      $      69,000        $           -
 Common stock issued in exchange for note payable to officer/director                       $         -          $      55,170
 Common stock issued for settlement of debt to Small Business Administration                $         -          $      40,000
 Note payable issued in exchange for real estate                                            $     258,900        $           -
 Interest paid                                                                              $         184        $           -
================================================================================================================================

SEE ACCOMPANYING NOTES.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS ACTIVITY

         Energy Optics, Inc. (EOI), a New Mexico Corporation, was organized in 1979 and has provided engineering services relating to research and development activities for outside parties as well as internal product development. A controlling interest (80%) of Material Sciences, Inc.
         (MSI) was acquired through an EOI stock issuance in November 1993. Quantum Research, Inc. (QRI) was incorporated in May 1994, with EOI owning 80% and the 20%-minority shareholder in MSI owing 20%. The initial business of MSI and QRI was to include the development and licensing of new technical products, however, these companies have been dormant in recent years. A controlling interest (80%) of Lean Protein Foods, Inc. (LPF) was acquired in August 1997, which has a wholly-owned subsidiary, Wildwood Ostrich Ranch, Inc. A controlling interest (79.3%) of American Millennium Corporation, a Delaware corporation, was acquired in October 1997.

         Additionally, EOI owns 27.5% of International Diagnostics, Inc. (IDI), a New Mexico corporation, which was organized to develop and market diagnostic applications in science, medicine and industry. Edward N. Laughlin, former president, director of EOI, controls 47% of the outstanding stock of IDI. IDI has not engaged in any business activities since the assets of IDI were charged-off in July 31, 1993. Additionally, a 20% interest in Microgravity Aviation Company (MAC), a Florida corporation, was acquired in October 1997, however the Company is negotiating to rescind this acquisition.

         At April 30, 1998, only EOI and AMC were operational. LPF and its subsidiary were in the process of discontinuing operations. MAC is believed to have had no activity for the period due to lack of funding and the acquisition of MAC is in dispute.

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

         NET INCOME (LOSS) PER SHARE

         Income (loss) per share of common stock is based on the weighted average number of shares and common share equivalents (if dilutive) outstanding during each period. Available stock options at April 30, 1998 and 1997, were anti-dilutive and not considered common stock equivalents for purposes of computing income or loss per common share. Outstanding common shares for the period ended April 30, 1997, were retroactively adjusted to give effect to the 1 for 10 reverse stock split effective August 18, 1997.

         RESTATEMENTS AND RECLASSIFICATIONS

         Amounts in the prior year financial statements have been restated to reflect corrections principally resulting from the calculation of the income from the forgiveness of debt and certain amounts have been reclassified for comparative purposes to conform to the presentation of the current year financial statements.

NOTE 2.  COMMON STOCK

         In April 1998, 72,000 shares of the Company's common stock were issued to the Company's legal counsel under a plan for consulting services, for which Form S-8 has been filed. The agreement calls for 6,000 shares to be released each month for twelve months. The issuance has been recorded at $.83 per share but may be adjusted in accordance with certain flucuations of the market price. The unexpended portion of these services has been recorded as prepaid expenses.

NOTE 3.  DISCONTINUED OPERATIONS

         The Company is in the process of liquidating its interest in LPF in accordance with a plan adopted on January 5, 1998. As a result of this plan, the Company will discontinue its operations in the specialty foods business which focused on the processing and marketing of ostrich meat.

         The Company is negotiating an agreement whereby the minority shareholders of LPF would acquire those shares owned by the Company. LPF would continue to liquidate certain assets and pay certain of the proceeds to the Company. Additionally, LPF would assume sole liability for certain liabilities of LPF and the Company.

         After further study and deliberation, the Company decided not to fund further operations of MAC.

         Losses incurred to date from operations and disposal of the assets of discontinued operations including MAC and estimated losses on disposition of discontinued operations as a result of the decisions to terminate these operations are reflected in the current period as "Loss From Discontinued Operations".

NOTE 4.  OPERATING AND ECONOMIC CONDITIONS AND MANAGEMENT'S PLANS

         The Company's consolidated financial statements for the fiscal quarter ended April 30, 1998, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses, consequently there is an accumulated deficit at April 30, 1998. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, (except for the charge for the estimated losses as a result of discontinued operations of LPF and its subsidiary and the charge-off of the MAC investment) or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

         Management's plans for dealing with the conditions described above include an increase in authorized shares to 60,000,000, approval to issue stock options and preferred stock (See Note 6). Additionally, it is anticipated that the merger with AMC, as outlined in Note 6, and changes in the Company's business may significantly affect the Company's deficiency in working capital and result in a more financially favorable position.

         Management intends to focus the Company's business on the communications initiatives developed by American Millennium Corporation
         (AMC). AMC has reached an agreement with Griffin Petroleum of Midland, Texas, to provide satellite monitoring of conditions on an existing lease operated by Griffin Petroleum. The monitoring will involve installing a satellite transceiver that will send data reports from various sensors to be installed on the well.

         AMC currently has a reseller contract with ORBCOMM USA, L.P., a subsidiary of ORBCOMM Global, L.P., a provider of satellite-based data and messaging communications ervices. The non-exclusive contract allows AMC to provide data transmission to operators of oil and gas wells, intermodal containers, and refrigerated railcars.

         To date, AMC has signed a contract with Union Pacific Railroad to perform a rolling railcar test with a monitoring device aboard one of its refrigerated railcars followed by installation of four pre-production devices designed to provide the rail company with the railcar's location, direction, and speed as well as on board conditions. The contract calls for cellular protocol as the means of data transmission but with provisions for installation of satellite transceivers on the AMC equipment.

NOTE 5.  MICROGRAVITY AVIATION COMPANY, INC. RECISSION

         Two million shares of MAC were issued to the Company in exchange for 1,000,000 shares of EOI which were delivered to Harto, Ltd. (a principal shareholder of the Company). However, the Company is negotiating with Harto, Ltd. to rescind the transaction.

NOTE 6.  SUBSEQUENT EVENTS

         The Board of Directors of EOI approved an Agreement and Plan of Merger with American Millennium Corporation (AMC) on May 28, 1998, whereby EOI will be the surviving corporation. EOI currently owns 8,000,000 shares of the 10,090,500 issued and outstanding common stock of AMC. Pursuant to this merger EOI would acquire the remaining 2,090,500 shares in exchange for 2,090,500 shares of the EOI's common stock.

         The Board of Directors of EOI further adopted an amendment to the Articles of Incorporation to effect the following changes:

         1.       To change the name of EOI to American Millennium Corporation,
                  Inc.

         2. To increase the number of authorized shares of common stock to 60,000,000.

         3. To authorize the issuance of 10,000,000 shares of preferred stock. The Board of Directors is authorized to issue such preferred stock in five (5) series, and to establish the number of shares to be included in each series, as well as the preferences, limitations, conversion rights and other relative rights of each series.

         4. To authorize the Board of Directors to issue options and other rights in the Company's stock to directors, officers and employees of the Company without offering the same to the stockholders in general.

         5. The Board of Directors authorized the issuance of warrants to purchase 705,000 shares of the Company's common stock to AlphaCom. These warrants would be exercisable as follows:
                  235,000 exercisable at $1.25, 235,000 exercisable at $1.50 and 235,000 exercisable at $2.00. To date there has been no issuance of these warrants and authorization is subject to rescission by the Board of Directors.

         Pursuant to approval by the Board of Directors, on June 9, 1998, the Company listed the real estate located in Tavares, Florida for sale with a real estate broker. The asking price for the property is $1,700,000.

         The Board of Directors of AMC authorized the issuance of its 10% Convertible Subordinate Debenture to AlphaCom in consideration of "loans" to date in the amount $165,000. The issuance of additional debentures to AlphaCom have been authorized in the amount of $540,000, in consideration for future advances to be made to AMC on or before June 30, 1998. To date these debentures have not been issued and the additional advances have not been received.

         The Board of Directors of the Company are in the process of negotiating contracts with Stock Brokers Relations, Inc. (SRI) and Grant Douglas Publishing, Inc. (GDP) for sevices. In exchange for services provided the contracts might provide that SRI and GDP could receive an aggregate of 600,000 free trading shares and options to purchase 1,500,000 additional shares. Final contracts have not been executed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Subsequent to the transactions and business interest of the Company outlined in Form 10-QSB for the period ending January 31, 1998, the Company has made certain material decisions that are reflected below. Those decisions should serve to define the Company's direction for the near future as business initiatives presently underway with American Millennium Corporation continue to develop.

(a)      PLAN OF OPERATION

On May 28, 1998, the Board of Directors of Energy Optics, Inc. (the Company) approved an Agreement and Plan of Merger whereby the Company and American Millennium Corporation (AMC), a company in which the Company had an almost eighty percent (80%) stake, were to merge with the Company and the Company being the surviving corporation. The Agreement and Plan of Merger was subject to the approval of the Board of Directors of AMC and its shareholders, as required by Delaware law, AMC's domicile.

On May 28, 1998, AMC shareholder approval with respect to the Merger was obtained from a majority of the AMC shareholders. Ultimately, one hundred percent (100%) of the AMC shareholders approved the Merger. The Company is the surviving corporation. Articles of Merger are being filed with the New Mexico Corporation Commission and a Certificate of Merger is being filed with the Secretary of State of Delaware. The Merger will be "effective" upon acceptance for filing of the Articles of Merger and Certificate of Merger by the New Mexico Corporation Commission and the Delaware Secretary of State, respectively, and the filing of same.

Prior to the merger, the Company owned 8,000,000 of the 10,090,500 issued and outstanding shares of the common stock of AMC. The remaining issued and outstanding 2,090,500 shares of AMC not owned by the Company were acquired and the Merger effected by exchanging the same, on a "one for one" basis for restricted shares of the Company issued from its treasury. All shares of AMC are to be surrendered for cancellation. The determination of the amount of consideration for the acquisition occurred through negotiations between the Board of Directors of the Company and the Board of Directors of AMC.

As of April 30, 1998, Securities Transfer Corporation, the Company's transfer agent, reports that there were 12,877,222 shares of the Company's common stock outstanding (including 565,450 shares which were to be rescinded). The Company will issue an additional 2,090,500 shares of its "restricted" common stock to the shareholders of AMC in exchange for their shares of common stock in AMC which are to be canceled.

Prior to the merger AMC was a Delaware corporation incorporated on July 28, 1997. Since inception, the primary activity of AMC has been in the digital, wireless and wireline communications business. As a result of recent developments the Company intends to focus its efforts on the business and initiatives previously conducted by AMC. The Company will not proceed with development of initiatives announced in earlier press releases. With the intended disposition of its food marketing and ranch assets, the Company's immediate near and mid-term goals are for development of further revenues associated with its communications business.

On May 27, 1998 at a Special Meeting of Shareholders called for that purpose, the Company's shareholders voted to amend its Articles of Incorporation as follows:

a. The name of the corporation shall be American Millennium Corporation, Inc.
b. The corporations's authority to issue common stock is increased to authorize the issuance of 60,000,000 shares of common stock.
c. The corporation is authorized to issue 10,000,000 shares of preferred stock. The Board of Directors is authorized to issue such preferred stock in five (5) series, and to establish the number of shares to be included in each series and the preferences, limitations, conversion rights and other relative rights of each series.
d. The Board of Directors of the corporation shall have the authority to issue options and other rights in the corporation's shares to directors, officers and employees of the Company without offering the same to shareholders generally.

Articles of Amendment to the Company's Articles of Incorporation approved by the shareholders will be effective upon filing with the New Mexico Corporation Commission. Upon filing of the Articles of Amendment to its Articles of Incorporation, the Company will file a Form ID with the Securities and Exchange Commission, notify the NASD of the Company's name change and apply for a new "symbol", and request a new CUSIP number. Thereafter, shares bearing the Company's new name and CUSIP number will be exchanged through the Company's transfer agent for issued and outstanding shares bearing Energy Optics, Inc.'s name and CUSIP number.

The Company is in the process of liquidating its interest in Lean Protein Foods, Inc. (LPF), a company in which the Company has an eighty percent (80%) interest. The Company notes that the continued eroding of slaughter ostrich prices, weak demand for the meat, glutting of the hide market and the evident migration of the ostrich business to Mexico and other countries have, in management's opinion, significantly affected the viability of ostrich as an agribusiness. The minority shareholders of LPF are in the process of negotiating an agreement with the Company whereby they would acquire the shares of LPF owned by the Company. Pursuant to the this proposal, LPF would continue to liquidate certain assets and pay certain of the proceeds to the Company. In addition, LPF would assume sole liability for certain liabilities of LPF and the Company. To date, no formal binding agreement reflecting this proposal has been executed by the parties.

AMC has entered into a NON-EXCLUSIVE Reseller Agreement with ORBCOMM USA, L.P. (ORBCOMM) which has launched twelve (12) of its anticipated thirty-six (36) to thirty-eight (38) low earth orbit satellites scheduled for launch and orbit over the next year. AMC is one of approximately thirty (30) resellers chosen by ORBCOMM to date. The Company, by virtue of its Merger with AMC succeeds to AMC's interest in the Reseller Agreement with ORBCOMM. Eight (8) of the twelve (12) satellites were launched from a single Pegasus rocket mounted beneath the fuselage of a Lockheed L-1011 airliner. AMC anticipates the ability to offer highly competitive data transmission services for potential customers defined within its reseller contract, which include refrigerated railcars, oil and gas platforms, and intermodal containers.

To date, AMC has a contract with Union Pacific Railroad to perform a rolling railcar test with a monitoring device aboard one of its refrigerated railcars followed by installation of four (4) pre-production devices designed to provide the rail company with the railcar's location, direction, and speed as well as on board conditions. The contract calls for cellular protocol as the means of data transmission but with provisions for installation of satellite transceivers on the AMC box. The contract was originally between GPS, Inc. and Southern Pacific Railroad. AMC subsequently purchased the contract from GPS and Southern Pacific has since merged with Union Pacific Railroad. By virtue of the Merger, the Company succeeds to AMC's interest in this Agreement.

AMC has developed proprietary products that are under sensitive requirements of non-disclosure by the parties negotiating purchase the of these devices. To date, AMC has received revenues from a purchaser in the form of payment for pre-production prototypes as well as development costs associated with the project. When appropriate, AMC will disclose details of the product itself as well as the potential size of the market.

To accomplish its plans, including those previously undertaken by AMC, the Company will require significant financing. Management will attempt to obtain financing through capital investment or otherwise. No assurance or guarantee exists that the Company will obtain future financing, by any capital investment or otherwise, to implement its planned concentration on business or initiatives heretofore conducted or sought to be undertaken by AMC. The Company believes that the merger will add value that would be reflected in financial statements for the Company as possible revenues and earnings begin to accrue.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses, consequently there is an accumulated deficit at April 30, 1998, as well as a deficiency in working capital. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, (except for the charge for the estimated losses as a result of discontinued operations of LPF and its subsidiary and the charge-off of the MAC investment) or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Losses incurred to date have resulted principally from the operation and disposal of the assets of discontinued operations including LPF and MAC, as well as estimated losses on disposition of discontinued operations as a result of the decisions to terminate these operations which are reflected in the current period as "Loss From Discontinued Operations" in the financial statements. Futhermore, the Company has incurred substantial consulting and professional fees, paid for principally by the issuance of common stock. During the same period in the prior fiscal year, the Company was essentially dormant and its only principal transactions were oriented to resolving its outstanding debt, and its negotiations successfully resulted in the forgiveness of a substantial portion of that debt as reflected in "Extraordinary Items" in the financial statements.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized..

                                      ENERGY OPTICS, INC.

DATED: June 19, 1998                  By:         /S/         JAMES C. STATHAM
                                                  ----------------------------
                                                   James C. Statham, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED: June 19, 1998            By:     /S/                  STEPHEN F. WATWOOD
                                        ---------------------------------------
                                        Stephen Watwood, Director,
                                        Chairman of the Board and Chief
                                        Executive Officer (Principal Executive
                                        Officer)

DATED: June 19, 1998            By:     /S/                     JAMES C. STATHAM
                                        --------------------------------------
                                        James C. Statham, President,
                                        Director and Chief Operations Officer

DATED: June 19, 1998            By:     /S/                    SHIRLEY M. HARMON
                                        ----------------------------------------
                                        Shirley Harmon, Director

DATED: June 19, 1998            By:     /S/                    THOMAS W. ROBERTS
                                        ----------------------------------------
                                        Thomas Roberts, Treasurer
                                        (Principal Financial Officer)

DATED: June 19, 1998            By:     /S/                     RENEE C. RIEGLER
                                        ----------------------------------------
                                        Renee Riegler, Secretary, Assistant
                                        Treasurer  (Corporate Secretary)