Form 10QSB/A
period 1998-04-30
AMERICAN MILLENNIUM CORP INC
filed 1998-08-07
CIK 350193

U.S. Securities and Exchange Commission
                             Washington D. C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

(Mark One)

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

            (1) YES X       NO                 (2) YES X      NO

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

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES ____  NO       X


THIS AMENDMENT IS FILED TO CORRECT THE DATE OF THE QUARTER ENDING PERIOD ON THE COVER SHEET FROM JANUARY 31, 1998 TO APRIL 30, 1998.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                       ENERGY OPTICS, INC.

DATED: August 5, 1998                   By: /S/ JAMES C. STATHAM
                                           -------------------------------------
                                            James C. Statham, President
                                            (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED: August 5, 1998              By:   /S/                  STEPHEN F. WATWOOD
                                        ---------------------------------------
                                        Stephen Watwood, Director, Chairman of
                                        the Board and Chief Executive Officer
                                        (Principal Executive Officer)

DATED: August 5, 1998              By:   /S/                    JAMES C. STATHAM
                                        ---------------------------------------
                                        James C. Statham, President, Director
                                        and Chief Operations Officer

DATED: August 5, 1998              By:   /S/                   SHIRLEY M. HARMON
                                        ----------------------------------------
                                        Shirley Harmon, Director

DATED: August 5, 1998              By:   /S/                   THOMAS W. ROBERTS
                                        ----------------------------------------
                                        Thomas Roberts, Treasurer
                                        (Principal Financial Officer)

DATED: August 5, 1998              By:   /S/                    RENEE C. RIEGLER
                                        ----------------------------------------
                                        Renee Riegler, Secretary, Assistant

Treasurer  (Corporate Secretary)