Form 10QSB/A
period 1998-04-30
AMERICAN MILLENNIUM CORP INC
filed 1998-08-07
CIK 350193

U.S. Securities and Exchange Commission
                             Washington D. C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 2)
(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF
                                THE EXCHANGE ACT
               FOR THE TRANSITION PERIOD FROM_________ TO ________

                           COMMISSION FILE NO. 0-10841

                 ----------------------------------------------
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


   CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15 (D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. (L) YES X NO_
(2) YES X    NO_


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

YES ____    NO   X


THIS AMENDMENT IS FILED TO INCLUDE EXHIBIT 27 FINANCIAL DATA SCHEDULE.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                  ENERGY OPTICS, INC.

DATED: August 5, 1998                  By:  /S/ JAMES C. STATHAM
                                          ----------------------------------
                                            James C. Statham, President
                                            (Principal Executive Officer)

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

DATED: August 5, 1998             By:    /S/                   SHIRLEY M. HARMON
                                         ---------------------------------------
                                          Shirley Harmon, Director

DATED: August 5, 1998             By:    /S/                   THOMAS W. ROBERTS
                                         ---------------------------------------
                                          Thomas Roberts, Treasurer
                                          (Principal Financial Officer)

DATED: August 5, 1998             By:    /S/                    RENEE C. RIEGLER
                                         ---------------------------------------
                                          Renee Riegler, Secretary, Assistant
                                          Treasurer  (Corporate Secretary)

                                INDEX TO EXHIBITS


EXHIBITS

  27              Financial Data Schedule