Form 10KSB
period 1998-07-31
AMERICAN MILLENNIUM CORP INC
filed 1998-11-13
CIK 350193

U.S. Securities and Exchange Commission
                             Washington D. C. 20549

                                   Form 10-KSB
                                   (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                     For the fiscal year ended July 31, 1998

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
               For the transition period from_________ to ________

                           Commission File No. 0-10841
                       -----------------------------------
                      American Millennium Corporation, Inc.
                 (Name of small business issuer in its charter)
                 ----------------------------------------------

           New Mexico                                      85-0273340
           ----------                                      ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    29425 C.R. 561, Tavares, Florida                         32778
---------------------------------------                    --------
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (352) 742-5010
                                               -------------

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

State the issuer's revenues for its most recent fiscal year.   $306,409.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

Aggregate market value of the 23,728,422 shares held by non-affiliates of the issuer as of November 10, 1998, computed by using the average of the ask and bid prices on November 11, 1998, of $.34 and $.325 is as follows:
Average $.332/share X 23,728,422 shares = $7,877,836

The number of shares outstanding of the Company's Common Stock as of November 10, 1998, is 23,728,422. There are approximately 770 shareholders of record as of November 10, l998.

                      American Millennium Corporation, Inc.
                            f/k/a Energy Optics, Inc.
                                   FORM 10-KSB
TABLE OF CONTENTS

PART I                                                                                                              PAGE
------                                                                                                              ----
Item 1.       Description of Business                                                                                  1
              -----------------------
Item 2.       Description of Property                                                                                  2
              -----------------------
Item 3.       Legal Proceedings                                                                                        3
              -----------------
Item 4.       Submission of Matters to a Vote of Security Holders                                                      3
              ---------------------------------------------------

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters                                                 3
              --------------------------------------------------------
Item 6.       Management's Discussion and Analysis or Plan of Operation                                                3
              ---------------------------------------------------------
Item 7.       Financial Statements                                                                                     4
              --------------------
Item 8.       Change In and Disagreements with Accountants on
              -----------------------------------------------
                  Accounting and Financial Disclosure                                                                  8
                  -----------------------------------
PART III

Item 9.       Directors, Executive Officers, Promoters, and Control Persons;
              -------------------------------------------------------------
                  Compliance with Section 16(a) of the Exchange Act                                                    8
                  -------------------------------------------------
Item 10.      Executive Compensation                                                                                  10
              ----------------------
Item 11.      Security Ownership of Certain Beneficial Owners and Management                                          11
              --------------------------------------------------------------
Item 12.      Certain Relationships and Related Transactions                                                          12
              ----------------------------------------------

PART IV

Item 13.      Exhibits and Reports on Form 8-K                                                                        12
              --------------------------------
-------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------
                         Item 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

General
-------

American Millennium Corporation, Inc. (f/k/a) Energy Optics, Inc., a New Mexico corporation (NASDAQ OTC: AMCI, formerly EOPT), was organized in 1979 and developed various proprietary and patented technologies for industrial and consumer application. The Company was not able to realize any substantial revenue or realize any profit margins sufficient to maintain an active status and it was unsuccessful in securing funding sufficient to aggressively market these devices and systems. It also was unable to enlist the resources of a partner concern necessary to take product development from the prototypical stage into production and then properly promote and market its various products through distribution to the end-user.

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

The remainder of the debt has been disposed of by forgiveness of some debt and interest and an exchange for stock. (Most of this debt was to Directors of the Company.) With a clean slate, the Company believes that it can pursue its research and development of products and services.

Recent Business Activity
------------------------

In June 1997, the Company's principals began discussions with an unincorporated business organization (UBO) that owned certain assets and that had rights to purchase or assign purchase rights of certain other assets. These discussions resulted in the Company proposing the possibility of acquiring certain assets from the UBO or its assigns for the purpose of re-establishing the Company as a viable business. The Company, upon further review and due diligence, was made aware of certain specific assets owned or assignable by the UBO including technologies that appeared compatible with those of the Company, as well as other diverse holdings with market potential.

In July 1997, management entered into negotiations with the UBO for the purchase of assets or rights to purchase assets in exchange for common stock of the Company. On August 20, 1997, the Company acquired certain of the UBO's business assets including the Tavares, Florida real estate, buildings, and equipment and controlling stock interest (held by parties related to the UBO) of Lean Protein Foods, Inc. (LPF), a specialty food company and their wholly-owned subsidiary, Wildwood Ostrich Ranch, Inc. (WWOR) in a transaction totaling approximately $3.6 million. This transaction was subsequently amended on October 10, 1997. The Company filed for foreign corporation registration with the State of Florida and moved its corporate offices from New Mexico to Tavares, Florida

In September and October 1997, the Company acquired two additional business interests from the UBO, both of which were development stage enterprises. Early in 1998, the Company discontinued operations of LPF and on July 31, 1998, sold its interest in LPF to LPF's minority shareholders. Management also negotiated the recessions of both the purchase contract for a 20% stock ownership held in Microgravity Aviation Corporation (MAC) and the contract for purchase of the real estate in Tavares, Florida where the Company's offices are located. Harto, Ltd. returned 1,000,000 shares of the Company's common stock in exchange for its 20% interest in MAC. In return, 270,000 shares of restricted stock were issued to Harto, Ltd. in consideration for advances in excess of $270,000, which Harto had made on behalf of MAC. The Company agreed to rescind the contract for purchase of the real estate in exchange for the return of 1,000,000 shares of registered stock as and the assumption of approximately $668,450 in debts owed by the Company. The debts were assumed by Mali-Suisse Mining International, Ltd. (a party related to Harto by virtue of common control) who retained 591,000 of the original shares issued.

Under an Agreement and Plan of Merger dated May 27, 1998, the Company merged with American Millennium Corporation (AMC), a subsidiary of which the Company owned approximately an 80% interest, with the parent as the surviving corporation. Upon completion of the merger, the Company changed its name to American Millennium Corporation, Inc.

Products
--------

The Company intends to focus on providing hardware and software solutions to the wireless and wireline telecommunications industries and bringing solution oriented combinations of hardware and software to the market to facilitate timely, accurate, and cost effective one-way and two-way delivery of information to the rapidly expanding wireless communications industry. This will be achieved through a variety of communications platforms including satellite, CDPD (cellular digital packet data), cellular, various other radio frequency (RF) protocols, and wireline.

Marketing
---------

As described in Management's Discussion and Analysis, the Company believes that a significant base of recurring revenues derived from monthly satellite and paging monitoring charges will build value for the shareholders. The Company's principal marketing efforts are directed toward the oil and gas, intermodal container, and railroad industries which have a need for monitoring of high value assets. The Company personnel work with management and engineers in the above referenced industries in order to determine their technological needs and cost objectives and to develop solutions for their individualized asset monitoring requirements. Marketing efforts are performed by the Company's personnel and outside sales service providers. The Company has, and will continue through 1999, to market its services at industry trade shows.

Competition
-----------

The Company believes that competition in the market consists of other Orbcomm USA, L.P. (Orbcomm) resellers as well as other satellite service providers. The Company also faces potential competition from other telecommunications providers such as those described in the charts, which are part of Management's Discussion and Analysis.

Manufacturing and Suppliers
---------------------------

The Company purchases the components for its monitoring solutions from outside suppliers and manufacturers. The Company believes that the components are available from more than one source of supply.

Government Regulations
----------------------

As a value-added reseller for Orbcomm, PageMart, and American Mobile Satellite, the Company's services and products are subject to the rules and regulations of the Federal Communications Commission. The Company anticipates no problems in obtaining the necessary certifications in a timely manner when required.

Personnel
---------

As of July 31, 1998, the Company had seven full time employees. The Company believes that its relationship with its employees is satisfactory. None of the Company's employees are covered by collective bargaining agreements.

--------------------------------------------------------------------------------
                         Item 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

The Company's corporate offices are located in a building that is approximately 3,500 square feet located at 29425 C.R. 561, Tavares, Florida. The office facilities were rented under a month-to-month rental agreement from a party related by virtue of stock ownership at a rental rate of $1,200 per month. The Company owns furniture, fixtures and equipment used in the conduct of corporate business with a historical cost of approximately $94,000.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            Item 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

In October 1997, The Company issued its common stock to two individuals totaling 500,000 shares under a Consultant Services Plan as compensation in connection with promotion of the Company to the public. The Company sought to discontinue relations based on their dissatisfaction with the quality of service, lack of service and for other good business reasons. The Company requested that the previously issued stock be returned at which time they discovered that the stock had been sold. The Company has retained legal counsel to pursue the matter.

In August 1997, as part of a Stock and Asset Purchase Agreement, the Company issued 400,000 restricted shares of common stock to each of two individuals. The agreement was amended in October 1997, to reflect a lower valuation of the assets to be acquired in exchange for the stock issued. Accordingly, it was necessary to reduce the number of shares to which these two individuals were entitled to 117,275 shares each. A letter was sent for the return of the original shares in exchange for issuance of the appropriate number of shares. The original shares were not returned and upon the expiration of their restriction period, the individuals sought to have the restriction removed to enable them to sell the shares. Since the Company believes the shares were issued in error, the Company sought an injunction in the Circuit Court of the Fifth Judicial Circuit, in and for Lake County, Florida to prevent the sale of these shares. A temporary injunction was granted on October 27, 1998, upon the filing of a surety bond in the amount of $150,000 by the Company. The case will be heard at a later date.

The Company is a party to a pending administrative proceeding initiated by the Securities and Exchange Commission. Although, the Commission alleged various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against the Company, to date the Commission has not filed suit. An informal settlement has been reached in the matter, which, if approved by the Commission, will not require payment of civil fees.

--------------------------------------------------------------------------------
            Item 4. SUBMISSION OF MATERS TO VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

A special meeting of the shareholders of the Company on May 27, 1997, 9:00 a.m. The following items were disussed and voted upon:

o Changing the name of the Company from Energy Optics, Inc. to American Millennium Corporation, Inc.

             For: 9,817,530                 Against: 0        Abstain: 0

o     Increasing the Company's authorized shares of common stock to 60,000,000

             For: 9,817,530                 Against: 0        Abstain: 0

o    Authorizing the issuance of 10,000,000 shares of Preferred Stock in five
     (5) series, with the Board of Directors to establish the number of shares to be included in each series, and the preferences, rights of conversion, limitations and other relative rights of each series

             For: 9,817,530                 Against: 0        Abstain: 0

o Authorizing the Board of Directors to issue options and other rights with respect to its shares to directors, officers and employees of the company without offering the same to the shareholders in general

             For: 9,817,530                 Against: 0        Abstain: 0

o An unsolicited proxy for 100 shares voting against each measure was presented.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------
        Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLERS MATTERS
--------------------------------------------------------------------------------

The Company's common stock is traded on the over-the-counter market. Since May of 1986, it has been listed in the "pink sheets". Currently, the Company is listed on the National Association of Securities Dealers' Electronic Bulletin Board under the symbol "AMCI," formerly EOPT. Individual systems may add other symbols for access. The high and low bid for each of the last eight quarters after giving retroactive effect to the 1 for 10 reverse stock split is listed below:

FISCAL YEAR ENDED JULY 31, 1998                    HIGH                LOW
                                                   ----                ---

First Quarter                                     $ 2.625            $ 2.313
Second Quarter                                    $ 1.375            $  .700
Third Quarter                                     $ 1.450            $ 1.350
Fourth Quarter                                    $ 1.290            $ 1.220

FISCAL YEAR ENDED JULY 31, 1997                    HIGH                LOW
                                                   ----                ---

First Quarter                                     $ 1.000            $ 1.000
Second Quarter                                    $ 1.100            $ 1.000
Third Quarter                                     $ 2.000            $ 1.800
Fourth Quarter                                    $ 1.600            $  .100

As of November 10, 1998, there were 770 shareholders of the Company's common stock.

--------------------------------------------------------------------------------
        Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

The Company has changed its focus and will now provide hardware and software solutions to the wireless and wireline telecommunications industries. The business will look to bring solution oriented combinations of hardware and software to the market to facilitate timely, accurate, and cost effective one-way and two-way delivery of information to the rapidly expanding wireless communications industry. The Company's various projects and operating plan are summarized as follows, and are subject to modification from time to time without notice by decision of Management and many not reflect actual results:

Orbcomm Reseller Contract

The Company is a value-added reseller for Orbcomm. Orbcomm is a "low earth orbit" (LEO) satellite joint venture between Orbital Sciences, Inc. and Teleglobe of Canada, Inc. Orbcomm has launched 28 LEOs of its proposed "constellation" into orbit with an additional 8 to 10 satellites to be launched later.

With the exception of satellites sent into polar orbits, Orbcomm has launched its satellites eight at a time from a single Pegasus rocket mounted beneath the fuselage of a Lockheed L-1011 aircraft which is flown over the Atlantic Ocean from a NASA facility in Virginia. Once the aircraft is at the proper altitude, the Pegasus rocket is fired into orbit and deploys the satellites.

The Company believes that the lower costs of the "Little LEOs" relative to larger more costly satellites, along with the fixed cost of a single launch that deploys eight satellites from one rocket, will provide competitive pricing advantages to the Company, though there can be no assurances that this will occur.

The Company's contract with Orbcomm allows the Company to provide remote monitoring services to operators of oil and gas wells, intermodal containers, and refrigerated and flatbed railcars. As an example, a railroad company can determine where a particular refrigerated railcar with a high value load is located by global position as well as the temperature inside the car, the voltage output of the engine, and numerous other functions.

The data transfer industry has grown exponentially with the increasing speed and lower costs of microprocessors that are components of computers, radio towers, radio frequency transceivers of all types, and other radio devices developed to scan, store, and transmit data. Industry leaders such as Bill Gates and Craig McCaw and large technology firms such as Motorola, Boeing, Loral, Lockheed Martin, Orbital Sciences and others have made substantial financial commitments totaling billions of dollars to design and deploy both voice telephone and data transmission satellite systems.

There is nothing new or innovative about Global Positioning Systems (GPS). This technology has been used by the military for decades and a handheld global positioning device can be purchased at a sporting goods store for under $100. However, the device only tells the operator's location. The ability to monitor assets from a remote location, direction, and speed, as well as gather other pertinent data and actually manipulate functions, is a relatively new industry. Management believes that monitoring fixed and moving assets from afar by satellite will become a significant growth market as indicated by the early results in its first initiatives.

Below is information reported in the June 15, 1998, issue of Barron's that outlines the satellite initiatives planned or currently being deployed for voice communication and data transfer:

                             Voice Telephone Systems
                             -----------------------


       Subject          Lead Sponsor          System Specifications                       Budget
       -------          ------------          ---------------------                     (Billions)
                                                                                        ---------
       Iridium          Motorola              Low orbit, 65 satellites, plus 6 spares         $ 4.4

       Globalstar       Loral, Qualcomm,      Low orbit, 48 satellites, plus 8 spares           2.6
                        Vodafone,
                        AirTouch

       ICO              Immarsat, TRW,        Medium orbit, 10 satellites, plus 2               4.5
                        Hughes, various       spares
                        PTTs

       Ellipso          Mobile                17 satellites, most in elliptical orbit           1.4
                        Communications
                        Holdings

       ECCO             Constellation         Low orbit, 46 satellites, plus 8 spares           3.0
                        Communications

       ACES             Pasifik Satelit       2 geosnychronous satellites                       0.9
                        Philappine Long
                        Distance

       Thuraya          Etisalat (United      2 geosnychronous satellites                       1.0
                        Arab Emirates)

                                                              Total Budgeted:           $17.8 Billion

                            Data Transmission Systems
                            -------------------------


       Subject          Lead Sponsor          System Specifications                     Budget
       -------          ------------          ---------------------                     (Billions)
                                                                                        ----------
       Teledesic        Gates, McCaw,         Low orbit, 288 satellites, plus 12              $ 9.0
                        Motorola, Boeing,     spares
                        Alwaleed

       Skybridge        Alcatel, Loral        Low orbit, 80 satellites                          4.2

       CyberStar        Loral                 3 geosnychronous satellites                       1.6

       Astrolink        Lockheed Martin       9 geosnychronous satellites                       4.0

       Spaceway         Hughes Electronics    8 geosnychronous satellites                       3.2

       Orbcomm          Orbital Sciences      "Little LEO", 36 satellites                       0.3

                                                              Total Budgeted:           $22.3 Billion

                                  Total Budgeted for Communications Satellite Industry: $40.1 Billion

The Orbcomm "constellation" of data transmission satellites is expected to cost $3 million, or $1.3 to $8.7 billion less to build and deploy than any of its competitors. Even though Orbcomm is a "Little LEO" system comprised of small, low earth orbit satellites, Management believes that the Company has certain key competitive advantages over the larger, more costly systems, due to the following:

1. Orbcomm has presently launched all 28 of its satellites planned for this year. Also, according to Orbcomm officials, F.C.C. has permitted the launching of as many as 22 additional satellites. This is significant since it means that the Company can solicit, demonstrate capability for proof of concept, and sign up subscribers in the present instead of in the future. Also, certain of the systems yet to be deployed are budgeted at billions of dollars before allowing for possible cost overruns and time delays. Management believes that the capital structure of a less costly Orbcomm system will allow for lower, more competitive monthly charges which will have a broad appeal to more potential subscribers.

NASA has stated in various news articles that it sees the space "industry" as trending toward less expensive hardware that is more expendable. In the event of a lost or malfunctioning satellite, a relatively inexpensive satellite is a much less critical financial event than is the case with a large, expensive satellite.

Management further believes that the rapid changes in technology currently underway require a flexible approach in the design and deployment of data transfer satellites. Various experts in the telecommunication industry have predicted that gross revenues from the transfer of data will surpass revenues from voice communications in the next several years. A constellation of small, inexpensive satellites that can be upgraded to accommodate improvements in technology has, in Management's opinion, a distinct cost advantage over systems that may rely on a few geosnychronous satellites that could become less efficient or obsolete as technology changes.

Management believes the overall competitive advantage as a reseller for the Orbcomm system is the competitive rates it can currently charge. The cellular telephone industry is an example of the sharp increase in the number of subscribers who signed up for service when cellular telephone rates fell. The demand curve trends upwards as rates trend downward. Management is currently marketing the ability to provide accurate, low cost monitoring to the industries defined in its reseller contract.

Oil and Gas

The Company exhibited its remote monitoring capabilities over the Orbcomm system at the Permian Basin International Oil Show held September 20-22, 1998 in Odessa, Texas. At this show, the Company demonstrated, "on site", a gas compressor located outside of the exhibition hall reporting data to a laptop computer via Orbcomm satellites at the The Company booth inside the hall. Company officials met with numerous high level oil and gas executives, facilities engineers, and operators who expressed interest in further meetings to discuss remote monitoring for their oil and gas wells.

Additionally, management has formed an alliance with Midland, Texas based Nabla, a wholly owned subsidiary of Lufkin Industries, Inc. which is the world's largest manufacturer of pump jacks used in the oil industry. Government regulations require that the operators of oil leases provide a daily report of activity at the well site including the amount of oil pumped. The petroleum industry currently uses a cadre of technicians known within the industry as "pumpers" whose job it is to monitor the well site on a daily basis and provide a written report. According to IHS Energy Group of Denver, Colorado, which monitors some 2.5 million oil and gas wells worldwide, it is not unusual for a pumper to be weeks behind schedule in his reporting. Also, the lease operator can be months behind schedule in getting and processing the information gathered by the pumper. Further, depending on the remoteness of the location, a pumper may charge the operator hundreds of dollars per month per well monitored without the lease operator having any means to verify that the pumper has actually made a physical visit to the site each day. At an August 1998 meeting with IHS Energy Group officials, the Company agreed to provide them with a complete test unit consisting of an Orbcomm satellite monitoring account and satellite transceiver. Chairman and Chief Executive Officer, Stephen F. Watwood, was informed by IHS that it appears that the Company and Orbcomm have the solution to their need for efficient, single platform export of pertinent data from the well site.

Nabla has manufactured and deployed some 1,000 "pump-off controllers" at a corresponding number of well sites. The device is fundamentally a "smart box" with sensors that measure and report all types of data that involve the condition of the well, the down hole pump, and volume of oil pumped. The information is accessed via a digital readout so that the pumper gets a printout of data required for his report from the Nabla pump-off controller.

In a June 1998 press release, the Company announced that it had come to an agreement with Griffin Petroleum in Odessa, Texas to install the satellite transceiver built by Torrey Science for monitoring conditions at the well on an oil lease operated by Griffin. In August 1998, the Company and Nabla agreed to outfit the Griffin well with a Nabla pump-off controller that will have a transceiver installed on board. The well, once the installation is complete, will be programmed to report daily to the Orbcomm satellite the conditions being read by the Nabla box. Also, status error alarms are to be installed to automatically report tank level and shutdown and other catastrophic failures aboard the well. That data is then sent by the satellites to Orbcomm Gateway Earth Stations located in the states of Washington, Arizona, Georgia or New York, where it is then sent to Orbcomm's headquarters in Virginia. Orbcomm forwards the information to the Company to post the data to a secure website on the Internet to which both the pumper and the lease operator have access. All of this can take place in less than 60 seconds once the satellite downloads to the earth station. Nabla has already installed the pump-off controller at the Griffin Petroleum site and test messages have successfully been sent. The on-site installation is scheduled for November of 1998.

The Company anticipates that it can provide the monitoring portion of the system to the lease operator at a fraction of the cost currently borne by the lease operator who is dependant on a physical visit by the pumper. It also expands a pumper's capability to monitor many more wells and be provided with more timely, accurate, and cost effective data.

The Company has various other initiatives underway with other oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. The Company will continue to market its services to those companies for deployment of its system on a fleet basis in order to optimize subscriber enrollment.

A similar monitoring opportunity exists for reporting conditions and system failures on natural gas compressors that exist throughout petroleum rich areas in the Permian Basin (Midland/Odessa, Texas); Houston, Texas; and Oklahoma City, Oklahoma. The estimated size of this combined market is well over one million asset sites, according to Nabla.

Railroad Cars

The Company is currently completing the testing phase of remote monitoring of a refrigerated railcar under the provisions of a contract the Company has with Union Pacific Railroad, the nation's largest rail company. The original contract called for a prototype unit to be installed on a refrigerated railcar with cellular capability for transmitting data with provisions for also installing a satellite transceiver. For the past several months, the Company has monitored the location of a test railcar as well as the battery voltage and refrigerated compartment temperature. Union Pacific's main office in Omaha is notified when any door opens, low fuel, temperature out of specified range, or engine failure occurs. The unit reports all sensor status twice a day to Omaha where the data is formatted into a report form and printed. The data is also downloaded to a website via Orbcomm's low orbiting satellites.

As of August 21, 1998, Stephen F. Watwood, confirmed that the Phase One single unit prototype test was complete. The next phase of the contract involves the outfitting of five refrigerated railcars with pre-production models of the Company satellite transceiver manufactured by California based Torrey Science. Subsequent to that test, Union Pacific has indicated that it will proceed with outfitting its refrigerated fleet in stages predicated upon a successful test with the five units. The five cars are to be outfitted in Denver, Colorado in early 1999.

Canadian Pacific Railroad, which recently purchased Illinois Central Railroad, notified the Company in August of 1998 that it would be interested in holding discussions concerning the monitoring of its refrigerated and flatbed railcars via Orbcomm satellites. Management expects to meet with Canadian Pacific officials during the first quarter of 1999 to schedule a test for their railcars.

Under the terms and conditions of its Orbcomm contract, the Company may also monitor all other types of railcars (excluding flatbed cars that haul automobiles and trucks). In the case of flatbed railcars that haul pipe, for example, the Company can install a simple accelerometer tied to a satellite transceiver to notify rail officials whenever a rail car collides with another car. This is vital information for the rail company to know. In the case of a flatbed car hauling pipe, heavy equipment, or drainage culverts, a movement involving as little as one gravitational, or "g", force can cause the load to shift eight or more inches. The shift may be visually imperceptible but nevertheless sufficient to cause a catastrophe hundreds of miles removed from the impact when the car rounds a bend and the load tumbles off, or in extreme cases, causes a derailment.

Also, the ability to store a particular railcar's trip history and conditions logged on to a disc gives the operator the ability to dispute fraudulent damage claims and to time stamp entry violations which may indicate theft. This gives the rail industry a technological edge over its current operating practices.

According to railroad industry sources, there are over 1.2 million railcars in the U.S. with over 31,000 of those being refrigerated railcars. The Company is aware of one company which has outfitted railcars with a tracking device that also reports impacts. Based on hardware and monthly monitoring charges to the rail company using the service, the Company believes it can equip a similar railcar for one-fourth of the cost of the hardware and provide monitoring for one-third of current monitoring fees currently being charged.

Intermodal Containers

The Company officials met with Information Technology officials at an intermodal container corporation, at their request, in June of 1998 to discuss a proposal for monitoring their intermodal containers. Information Technology operates some 100 vessels and 200,000 containers (of which 20,000 are refrigerated) globally and some 100,000 chassis' for hauling the containers overland in North America. They disclosed to the Company that they previously entertained two other proposals by firms purporting to be able to solve their tracking needs of both containers and chassis'. However, neither proposal, both which utilized geosnychronous satellites, were either cost effective or workable, according to that company. In their letter sent to the Company earlier this year, they stated that, "We understand our customers' need to be able to track their containers almost on an hourly basis, and while we can do this fairly accurately in our port facilities, on our vessels, and on the rail system in the USA, we need to be able to track our equipment anywhere in the world, especially inland after it has left our port facility, or before it has arrived. Clearly, Orbcomm appears to have some technology that we could apply to our tracing and tracking issue."

At the meeting referenced above, the Company agreed to outfit a refrigerated container with a satellite transceiver for location of containers and chassis'. Following that test, the Company will submit a formal proposal to them for the monitoring of their containers and chassis fleet. The Company believes that it can provide a cost effective solution to that company as well as other container companies.

                          Other Business of The Company

McLeodUSA Co-venture

As was disclosed in a July 8, 1998 press release, the Company has entered into a co-venture with McLeodUSA on a paging application developed by the Company. McLeodUSA (McLeod) is a Cedar Rapids, Iowa based local and long distance telephone provider (known as a Competitive Local Exchange Carrier or CLEC) that went public in 1996. It now offers a full range of telecommunications services to residential and small to medium sized business customers in fourteen Midwestern states.

McLeod is currently dependent upon the Local Exchange Carrier (LEC) to furnish the stutter tone, for a fee, that notifies McLeod's voice mail customers of voice messages waiting when a customer lifts the telephone receiver and hears the tone. According to the Senior Project Engineer at McLeod who had been in charge of the co-venture with the Company, those charges are currently running at over $500,000 per month and are expected to increase to millions of dollars per month as McLeod's voice mail customer base grows.

The solution, as proposed by the Company and co-developed with McLeod, called for a small desk top paging device. When a voice message is left for a customer, the telephone switch notifies the pager system (for whom the Company is a value added reseller). The pager system in turn activates the pager which blinks brightly through a portal molded into McLeod's trademarked icon, thereby bypassing the LEC. The Company also has the capability to build in E-mail I.D. and Caller I.D. into the same pager.

To date, the Company has delivered 150 prototype units and 50 pre-production units to McLeod. The units, distributed among McLeod's management for testing, have operated flawlessly, according to McLeod. The Company expects to produce the units for McLeod upon finial specifications being submitted. According to McLeod, their internal needs could run as high as 1.8 million units.

American Mobile Satellite

Earlier this year, Reston, Virginia based American Mobile Satellite (AMS) (NASDAQ: SKYC) contacted the Company to see if it would become a value-added reseller for AMS and its geosnychronous satellite system. AMS provides seamless voice, data, and point-to-multipoint dispatch services to virtually anywhere in North and Central America, the Carribean, and hundreds of miles of surrounding waters. AMS is the only company authorized by the FCC to provide L-band (1.5-1.6
GHz) mobile satellite service in the U.S.

Additionally, AMS recently purchased the ARDIS two-way radio data network from Motorola. ARDIS was the first and is still the largest nationwide data wireless network in the country, according to AMS. It was originally built as a joint venture between Motorola and IBM. ARDIS coverage extends to more than 90% of the business activity in the U.S. through a network of over 1,600 radio frequency towers for transmitting and receiving data from hand-held and mobile wireless devices and modems. It covers the top 425 metro areas including over 10,700 cities and towns in the U.S.

The Company has received a legal opinion that contracting to become an AMS reseller does not represent a conflict of interest with Orbcomm, which prohibits the Company from reselling the services of any other satellite service that operates on 1 GHz or lower in radio frequency. On August 28, 1998, the Company officially became a reseller for AMS.

Proprietary Technology Applications

The Company is also a value-added reseller for Dallas, Texas based PageMart. The Company is currently in the process of filing for patents for certain proprietary applications of paging technology. The Company is developing certain proprietary technologies for the monitoring of various types of assets utilizing Radio Frequency (RF) formats along with functions manipulations aboard those assets. Due to the sensitive and proprietary nature of this technology as well as the Company's intent to protect it to the extent that is possible with patent applications, Management is unable to disclose specific aspects of the systems. Nevertheless, Management believes that the applications are both valuable and viable. The Company is presently in discussion with several companies regarding licensing and/or joint venture proposals within the scope of the technologies and their respective applications.

The Company has retained the services of Pittenger and Smith, a Denver, Colorado based patent, trademark, and copyright law firm, to effect these applications.

In addition to Orbcomm, American Mobile Satellite, and PageMart, the Company has strategic partnerships with Nabla, Griffin Petroleum, Trimble Navigation, Union Pacific Railroad, SPS Technologies, Pacific Arepco, Torrey Science, and Hersey Measurement Company.

Other Reseller Initiatives

The Company was recently contacted by Roadway Express, a large overland long hauler fleet of semi-tractor trailer rigs. Roadway's Container Hauling Division has requested a proposal for tracking certain of its container hauling trucks beginning with 5,000 containers. Also requested was a solution proposal for the tracking or location of the trailer and chassis rigs that cannot be reliably monitored for global position via satellite platform. The Company plans to employ the proprietary technology referenced above for location of those rigs in the proposal.

Summary

In its role as a developer of digital, wireline, and wireless products and solutions to the telecommunications industry, the Company is currently presenting the uses of its technologies with leaders in various industries. Management believes that recent technological developments allowing the interfacing of multiple communication platforms should position the Company to emerge as an industry leader in the field of data transfer.

Management believes that a significant market exists for potential applications of the Company's technology that involve remote monitoring and systems function manipulations. Customers can monitor their equipment, production levels, and track global position as well as control functions and have data reported from the particular asset that can be downloaded onto a secure Internet website which can then be accessed from anywhere in the world. The Company provides company officials, such as oil engineers and railroad management, with the ability to obtain vital information on a timely and current basis at any location by simply using their laptop computers to log-on to a secure website. The reports can be available in less than 60 seconds after an Orbcomm satellite flies over the monitored site, reads, and transmits the data to an Orbcomm Earth Station.

The Company will continue to market these services to the rail, intermodal container, and oil and gas industries with its Orbcomm reseller contract. It will continue to market its various paging technology solutions to the telecommunications industry with developments to be announced subsequent to patent filings.

The ability to provide satellite monitoring for the industries defined within the Company's reseller contract with Orbcomm means that the Company is able to charge a specified rate per month for each asset being monitored. The charge can range from a few dollars per month (similar to paging rates) to $100 per month, or even more (similar to cable television rates with premium channels and pay-per-view), depending on the amount of data and the frequency of reports required by the owner of the asset being monitored. Valuations for telecommunication companies via a "value per user" or "per pop" basis are well established by such appraisal firms as Paul Kagan Associates, Inc. Management believes that building a base of subscribers paying a monthly fee for monitoring services will greatly enhance the book value of the Company. Further, Management believes that as the satellite monitoring industry becomes established, appraisals of a subscriber base of satellite customers will be valued on a par basis with other telecommunications properties that have similar gross revenues "per pop".

In addition to the potential of substantial hardware sales, the Company believes that a significant base of recurring revenues derived from monthly satellite and paging monitoring charges will build value for the shareholders and provide a basis for independent appraisals of the Company's network of subscribers that are comparable with other telecommunication firms with similar "per pop" revenues.

Management also believes that building a base of monthly subscribers to its remote monitoring and paging services will enable the Company to be valued in a manner similar to other communications companies at substantial multiples of revenue. Management will continue to out-source production and manufacturing and place emphasis on capital investment into its product development and solution resources for industries requiring data transfer and remote monitoring via satellite, paging, or value-added, proprietary combinations thereof.

The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted a preliminary assessment of its key computer systems and software application and believes they are Year 2000 compliant. The Company is in the process of communicating with all key suppliers, financial institutions and customers to identify and coordinate the resolution of any Year 2000 issues that might arise. Based on the initial assessment, the Company believes the cost of addressing the Year 2000 issue should not have a material impact on the Company's financial position or results of operations.

To satisfy its cash requirements for the next twelve months the Company is in the process of preparing a private offering of the Company's common stock. The offering is being made on a "best efforts" basis with the minimum required subscription of $100,000 (100 units) and the maximum subscription of $1,500,000 (1,500 units). This offering is being made in accordance with exemptions from regis tration under Regulation D, Rule 506 of the Securities Act of 1933. Additionally, the Company intends to rely on advances from related parties and sales.

The Company has no material commitments for capital expenditures and expects no significant changes in the number of employees.

--------------------------------------------------------------------------------
                          Item 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The financial statements of the Company are included (with an index listing all such statements) in a separate financial section at the end of this Annual Report on Form 10-KSB.

--------------------------------------------------------------------------------
     Item 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------
          Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Executive Officers of The Company
---------------------------------

The executive officers of the Company who some are also directors of the Company are as follows:

Name                         Title/Position                                                               Age
----                         --------------                                                               ---
Stephen F. Watwood           Chief Executive Officer, Chairman of the Board and Director                  50
James C. Statham             President, Chief Operations Officer and Director                             45
Thomas W. Roberts            Treasurer                                                                    49
Renee C. Riegler             Secretary, Assistant Treasurer, and Assistant to the President               45
Bruce R. Bacon               Vice President of Engineering, Chief Technology Officer                      40
Shirley M. Harmon            Director                                                                     52

Stephen F. Watwood, 50, Chief Executive Officer (CEO), Chairman of the Board, and Director. Mr. Watwood owned and operated a successful commercial and residential construction company for 24 years where he was directly responsible for project development, business planning, and management. During that period, he owned a solar power technology company and was an early pioneer in designing and installing photo-voltaic systems into remote locations. He is considered by certain of his peers to be an expert in this technology and, to date, his early efforts serve as the basis for the status-quo development of this technology in Northwest Colorado. For the past two years, Mr. Watwood has provided central leadership for the Company and its predecessor. He is directly responsible for the Company's value-added reseller contracts with Orbcomm USA, L.P., PageMart, and American Mobile Satellite Corporation.

Additionally, he successfully formed the co-development technology venture in which the Company participates with McLeodUSA, an Iowa based telephone service provider. Mr. Watwood studied structural engineering at California State University in San Diego as well as computer science and business management at the University of Nevada. His duties include general oversight of the business of the Company, contract negotiations, and solution proposals for prospective clients.

James C. Statham, 45, President, Chief Operations Officer (COO), and Director. Mr. Statham has been an independent businessman for over 20 years. He completed the Hotel and Restaurant Administration curriculum at Florida State University and Leysin, Switzerland and subsequently owned and operated a restaurant from 1978 until 1989. In 1989, he formed S&H Foods, Inc., a speciality food company that operated a food processing plant that produced a gourmet speciality product sold to grocery chains, wholesale buying clubs, restaurants, and foodservice suppliers. In 1993, Mr. Statham was hired to assist in capital formation for various General Partnerships and Limited Liability Companies involved in a number of projects including wireless telecommunications, agribusiness, and food processing.
                                      -16-

Mr. Statham was appointed to the position of President, Chief Executive Officer, and Chairman of the Board of the Company in September, 1997. Subsequent to a special shareholders meeting of the Company in May of 1998, Mr. Statham appointed Stephen F. Watwood as CEO and Chairman of the Company and was, in turn, appointed to the position of President and COO.

Thomas W. Roberts, 49, Treasurer. Mr. Roberts is licensed as an Attorney at Law in Ohio. From 1985 through 1996, he operated as sole practitioner of a general law practice in the greater Cincinnati, Ohio market. His experience included assistance to clients in commercial law, financing for business start-ups, and contract assistance in all phases of commercial practice. During that period, he also served on the Board of Directors of Intense Limited of Cincinnati, Ohio, and equipment leasing company, where he assisted in normal operations including pricing and contract decisions. Additionally, Mr. Roberts is a Certified Public Accountant in Ohio where, during the same period, he was the owner and President of Thomas W. Roberts, C.P.A., P.S.C., an accounting firm that specialized in financial statement preparation, governmental audits and tax reporting, financial analysis for business financing, project management, and investment analysis.

Mr. Roberts has served as Independent Corporate Counsel for the Company since September of 1997. He was appointed to the position of Treasurer in December of 1997. Mr. Roberts assists the Company in various legal and accounting matters in the day-to-day operation of the Company's business.

Renee C. Riegler, 45, Secretary, Assistant Treasurer, and Assistant to the President. Ms. Riegler has over 20 years of diverse experience in business, securities, law, journalism, and administration; specializing in the management of large volumes of information and documentation and the creation/organization of new positions, departments, and companies. She was employed for over seven years as a paralegal specializing in civil litigation. During her tenure as a paralegal, she handled paralegal functions in a variety of areas of law including corporate, administrative, condemnation, criminal, and multi-district litigation. Ms. Riegler has over six years of experience in the financial industry specializing in tax advantages investments. As a registered principal with the NASD, Ms. Riegler was the vice president and designated compliance officer for an investment banking firm with brokerage and investment advisory subsidiaries. She holds a Bachelors of Art degree from the University of Central Florida.

Ms. Riegler's duties include that of general oversight of corporate administration issues, securities filings, media communications, and responding to investor queries. She also serves as liaison between corporate clients and prospects and the Company's Chairman and President. As assistant treasurer, she works directly with the Company's independent accountant to insure accurate filings of financial statements and significant event reports with the U.S. Securities and Exchange Commission.

Bruce R. Bacon, 40, Chief Technology Officer (CTO). Mr. Bacon holds a degree in Electrical Engineering from Montana State University where he was also a graduate research assistant in the field of semiconductor laser frequency stability and linewidth reduction. His most recent experience is that of lead design engineer at RadiSys Corporation where he was responsible for electrical system architecture design, writing specifications, digital and analog circuit design, prototype debug, design validation, and production release. He has broad experience in field service, customer technical support, in-house technical training, new product development, and manufacturing operations.

Mr. Bacon is directly responsible for the development and circuit design for the pager activated voice mail notification device which is the product of the technology co-ventured between the Company and McLeodUSA. That product expected to be in production by late 1998. Mr. Bacon's duties as CTO include oversight of manufacturing, field engineer for development of satellite transceivers, and Senior Project Engineer for the Company's initiative with satellite monitoring of rail, container, and petroleum assets in industry. Additionally, he has conferred with management at SeaLand Corporation, PageMart, Orbcomm, and Union Pacific Railroad, among others, on complex technical issues involving wireless solutions proposed by the Company.

Shirley M. Harmon, 52, Director. Ms. Harmon retired from the United States Department of Navy in 1995. She was a civilian employee with 28 years in the financial division. She has held various positions and titles during this employment, which include the following: Budget Analyst, and Management and Analyst for the Ship Parts Control Center, financial evaluating and executing various budget programs. Additional responsibilities included establishing and maintaining payroll records for over 7,000 government employees throughout the United States and overseas. After leaving the Department of Navy, Ms. Harmon took a position with a private trust. Her responsibilities included the establishment and maintenance of the trust's financial records.

--------------------------------------------------------------------------------
                         Item 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

A summary of compensation for all officers and directors serving for the fiscal years ended July 31, 1998 and 1997, is as follows:

Name of Officer              Capacity in                      Fiscal         Total               Accrued
  or Director                Which Served                      Year      Remuneration           Not Paid
  -----------                ------------                      ----      ------------           --------
   James C. Statham        President                          1998         $0                    $61,611
                           Chief Operations Officer           1997         $0                    $0
                           Director

   Stephen Watwood         Chief Executive Officer            1998         $90,850 (1)           $32,150
                           Chairman of the Board              1997         $33,000               $45,000
                           Director

   Thomas Roberts          Treasurer                          1998         $1,056,400(1)(2)      $29,167
                                                              1997         $0                    $0

   Renee Riegler           Secretary                          1998         $0                    $30,861
                           Assistant Treasurer                1997         $0                    $0

   Bruce R. Bacon          VP of Engineering                  1998         $38,930(1)            $0
                           Chief Technology Officer           1997         $0                    $0

   Shirley M. Harmon       Director                           1998         $0                    $0
                                                              1997         $0                    $0

Total all Officers and Directors as a group (7) persons
(1) Includes the value of common stock issued for services
(2) For services rendered as independent corporate counsel prior to becoming treasurer
--------------------------------------------------------------------------------
     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth information as of November 12, 1998, regarding ownership control of the Company's common stock by each person who beneficially owns 5% or more of the common stock of the Company, by each of the Company's directors, and by all the officers and directors as a group.

Name and Address of                                  Shares Beneficially                Percent
Beneficial Owner                                             Owned                      of Class
----------------                                             -----                      --------
Bruce R. Bacon
1227 Cedar Street
Forest Grove, Oregon 97116                                       75,000                 0.615 %

Stephen F. Watwood
1785 RCR 29
Oak Creek, Colorado 80467                                     1,184,716                 9.709 %


Thomas W. Roberts
2390 Old US Highway 44
Mount Dora, Florida 32757                                       380,000                 3.114 %

James C. Statham
P.O. Box 211
Cedar Key, FL 32625                                             150,000                 1.229 %

Harto (Harto) Ltd.
Victoria House, P.O. Box 1090
The Valley, Anguilla, BWI                                     2,657,495                 21.779 %

Global Investments Ltd., Trustee
Victoria House P.O. Box 1066
The Valley, Anguilla BWI                                      2,472,307                 20.261 %

Mali-Suisse Mining Holdings, S.A.
28 Old Brompton Road, Suite 1119
London, England SW7 3DL                                       3,393,076                 27.808 %

All Officers, Directors, and 5% Shareholders
    as a Group (7 persons)                                   10,312,594                 84.515 %

--------------------------------------------------------------------------------
             Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

See footnotes 5, 8, 13 and 14 of the 1998 Financial Statements of this report.

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------
                    Item 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(A)    Financial Statements and Schedules

The following financial statements and schedules are filed with and as part of, this Annual Report on Form 10-KSB:

         Independent Auditors Report
         Balance Sheets
         Statements of Operations
         Deficiency in Assets
         Statements of Cash Flows
         Notes to Financial Statements

(b)  List of Exhibits

        The following exhibits are filed with this report:

(3.1) Articles of Incorporation, as amended to date of this report (incorporated by reference Form 8-K filed June 11, 1998, File No. 000-10841-D)
(27)    Financial Data Schedule (filed herewith).

(B) Forms 8-K and 8 K/A filed during the last quarter of fiscal year 1998 are incorporated herein by reference as follows:

     (1) 8-K June 9, 1998 - other events - Agreement and Plan of Merger Amendment to Articles of Incorporation

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                              American Millennium Corporation, Inc.

DATED: November 12, 1998                             By:      /s/  James C. Statham
                                                              ---------------------
                                                              James C. Statham, President
                                                              (Chief Operations Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATED: November 12, 1998                             By:      /s/  Stephen F. Watwood
                                                              -----------------------
                                                              Steven F. Watwood, Director, Chairman of
                                                              the Board, (Chief Executive Officer)


DATED: November 12, 1998                             By:      /s/ James C. Statham
                                                              --------------------
                                                              James C. Statham, President, Director and
                                                              Chief Operations Officer


DATED: November 12, 1998                             By:      /s/ Renee C. Riegler
                                                              --------------------
                                                              Renee C. Riegler, Secretary and Assistant
                                                              Treasurer (Corporate Secretary)



DATED: November 12, 1998                             By:      /s/ Thomas W. Roberts
                                                              ---------------------
                                                              Thomas W. Roberts, Treasurer
                                                              (Principal Financial Officer)


DATED: November 12, 1998                             By:      /s/ Shirley Harmon
                                                              ------------------
                                                              Shirley Harmon, Director

                                    CONTENTS




INDEPENDENT AUDITOR'S REPORT                                           F2


CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                    F3

     Statements of Operations                                          F4

     Deficiency in Assets                                              F5

     Statements of Cash Flows                                          F6

     Notes to Financial Statements                               F7 - F16

Dohan and Company                              7700 North Kendall Drive, #204
Certified Public Accountants                   Miami, Florida  33156-7564
A Professional Association                     Telephone:  (305) 274-1366
                                               Facsimile: (305) 274-1366


                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of American Millenium Corporation, Inc.


We have audited the accompanying balance sheets of American Millennium Corporation, Inc. f/k/a Energy Optics, Inc. (a New Mexico Corporation) as of July 31, 1998 and 1997, and the related statements of operations, deficiency in assets and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Millennium Corporation, Inc. as of July 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 4, American Millennium Corporation, Inc. has entered into asset purchase, sales and recession contracts with Harto, Ltd., American Global Equity Services (a trust), Mali-Suisse Mining International, Ltd. (all entities subject to common control with and of the Company), and officers of the Company.

                                                  Dohan and Company, PA
                                                  Certified Public Accountants

Miami, Florida
November 6, 1998



Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants Private Companies and SEC Practice Sections
Accounting Group International Offices in Principal Cities World-Wide

AMERICAN MILLENNIUM CORPORATION, INC.
f/k/a ENERGY OPTICS, INC.
BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Restated - Note 9)
July 31,                                                                                        1998            1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                                               $   1,176        $ 24,076
       Due from related party                                                                          -           1,000
       Advances to officers                                                                       65,921               -
       Prepaid expenses                                                                           40,375               -
-------------------------------------------------------------------------------------------------------------------------
             TOTAL CURRENT ASSETS                                                                107,472          25,076

PROPERTY AND EQUIPMENT, NET (NOTE 2)                                                              81,582               -

OTHER ASSETS (NOTE 4)                                                                              3,040               -
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $ 192,094        $ 25,076
=========================================================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
       Accounts payable                                                                        $ 121,299        $      -
       Accrued payroll and related taxes                                                         166,505               -
       Accrued expenses and other liabilities (Note 3)                                            80,012          52,896
       Notes payable to officer (Note 4)                                                               -           1,500
       Advances from related party                                                                                89,600
       Advances from officer (Note 4)                                                             51,178               -
       Customer deposit                                                                                -          75,000
-------------------------------------------------------------------------------------------------------------------------
             TOTAL CURRENT LIABILITIES                                                           418,994         218,996

       Long-term note payable to officer (Note 4)                                                 20,500               -
-------------------------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES                                                                   439,494         218,996
-------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 12)

DEFICIENCY IN ASSETS (NOTES 4, 7 AND 11)
       Preferred stock, 10,000,000 shares authorized;
          none issued and outstanding                                                                  -               -
       Common stock, $.001 par value, 60,000,000 shares authorized;
          12,329,514 and 877,869 shares issued and outstanding for 1998 and 1997                  12,330             878
       Additional paid-in capital                                                             10,157,022       4,122,784
       Deficit                                                                               (10,408,752)     (4,311,082)
       Stock subscription receivable                                                                   -          (6,500)
       Treasury stock (Note 9)                                                                    (8,000)              -
-------------------------------------------------------------------------------------------------------------------------
             TOTAL DEFICIENCY IN ASSETS                                                         (247,400)       (193,920)
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                                     $ 192,094        $ 25,076
=========================================================================================================================

See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
f/k/a ENERGY OPTICS, INC.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------
                                                                                                    (Restated - Note 9)
For the Years Ended July 31,                                                                  1998           1997
----------------------------------------------------------------------------------------------------------------------
REVENUES                                                                                    $ 306,409        $      -

COST OF REVENUES                                                                              100,905               -
----------------------------------------------------------------------------------------------------------------------

      GROSS PROFIT                                                                            205,504               -
----------------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      Consulting                                                                            3,099,774               -
      Professional                                                                            297,513         178,875
      Salaries                                                                                200,357               -
      Other                                                                                   364,246          75,923
----------------------------------------------------------------------------------------------------------------------
             TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             3,961,890         254,798
----------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                                       (3,756,386)       (254,798)

OTHER INCOME (EXPENSES)                                                                       (12,614)          3,500
----------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                        (3,769,000)       (251,298)

INCOME TAXES (NOTE 6)                                                                               -               -
----------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                                            (3,769,000)       (251,298)
----------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS (NOTE 4)
      Loss from operations of 80% owned discontinued subsidiary                              (162,617)              -
      Loss on disposal of 80% owned discontinued subsidiary                                (1,905,053)              -
      Loss on disposal of 20% owned equity investment                                        (261,000)              -
----------------------------------------------------------------------------------------------------------------------
LOSS ON DISCONTINUED OPERATIONS, NET OF INCOME TAXES                                       (2,328,670)              -
----------------------------------------------------------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEMS                                                            (6,097,670)       (251,298)
----------------------------------------------------------------------------------------------------------------------

EXTRAORDINARY ITEMS - GAIN ON EXTINGUISHMENT OF DEBT
      Small Business Administration, net of income taxes of $47,967 (Note 10)                       -          91,387
      Related parties, net of income taxes of $69,025 (Note 4)                                      -         128,839
      Tax benefit from utilization of net operating loss carryforward                               -         116,992
----------------------------------------------------------------------------------------------------------------------
          TOTAL EXTRAORDINARY ITEMS -  GAIN ON EXTINGUISHMENT OF DEBT                               -         337,218
----------------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME                                                                        $ (6,097,670)       $ 85,920
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
      (PRIMARY AND FULLY DILUTED)                                                           9,528,448          85,382
======================================================================================================================

BASIC NET LOSS PER COMMON SHARE BEFORE DISCONTINUED
      OPERATIONS AND EXTRAORDINARY ITEMS (PRIMARY AND FULLY DILUTED)                            (0.40)          (2.94)
======================================================================================================================

BASIC NET (LOSS) INCOME PER COMMON SHARE
      (PRIMARY AND FULLY DILUTED)                                                               (0.64)           1.01
======================================================================================================================

See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
f/k/a ENERGY OPTICS, INC.
DEFICIENCY IN ASSETS
-------------------------------------------------------------------------------------------------------------------------
                                                          Common Stock                Additional     (Restated - Note 9)
                                               -----------------------------------      Paid-in         Accumulated
Description                                         Shares            Amount            Capital           Deficit
-------------------------------------------------------------------------------------------------------------------------
Balance July 31, 1996                                    780,815       $      781      $ 4,025,450       $ (4,397,002)

Stock exchanged for debt (Note 10)                        95,170               95           95,076                  -

Stock exchanged for services and
   payment of operating expenses (Note 4)                  1,884                2            2,258                  -

Net income for the year ended                                  -                -                -             85,920
-------------------------------------------------------------------------------------------------------------------------
 Balance July 31, 1997                                   877,869              878        4,122,784         (4,311,082)

 Stock exchanged for 80%
      ownership of Lean Protein
      Foods, Inc. (Note 4)                             2,387,495            2,387        2,085,456                  -

 Stock issued  for services (Note 7)                   1,369,000            1,369        3,099,395                  -

 Stock exchanged for purchase of
       assets (Note 4)                                   234,650              235           88,480

 Exchange of stock due to merger (Note 9)              7,190,500            7,191           62,054                  -

 Automobiles contributed                                       -                -           19,575                  -

 Capitalization of related party debt (Note 4)                                             409,548

 Stock issued in settlement of
      Microaviation Gravity, Inc.
      claims (Note 4)                                    270,000              270          269,730                  -

 Net loss for the year ended                                                                               (6,097,670)
-------------------------------------------------------------------------------------------------------------------------
 Balance July 31, 1998                                12,329,514           12,330       10,157,022        (10,408,752)
=========================================================================================================================
(RESTUBBED TABLE)
                                                             -----------------------------------------------------------
                                                              (Restated - Note 9)
                                                                  Subscription         Treasury            Total
                                                                   Receivable           Stock       Deficiency in Assets
------------------------------------------------------------------------------------------------------------------------
Balance July 31, 1996                                              $ (6,500.00)         $       -           $ (377,271)

Stock exchanged for debt (Note 10)                                           -                  -               95,171

Stock exchanged for services and
   payment of operating expenses (Note 4)                                    -                  -                2,260

Net income for the year ended                                                -                  -               85,920
------------------------------------------------------------------------------------------------------------------------
 Balance July 31, 1997                                                  (6,500)                 -             (193,920)

 Stock exchanged for 80%
      ownership of Lean Protein
      Foods, Inc. (Note 4)                                                                                   2,087,843

 Stock issued  for services (Note 7)                                     6,500                               3,107,264

 Stock exchanged for purchase of
       assets (Note 4)                                                                                          88,715

 Exchange of stock due to merger (Note 9)                                                  (8,000)              61,245

 Automobiles contributed                                                                                        19,575

 Capitalization of related party debt (Note 4)                                                                 409,548

 Stock issued in settlement of
      Microaviation Gravity, Inc.
      claims (Note 4)                                                                                          270,000

 Net loss for the year ended                                                                                (6,097,670)
------------------------------------------------------------------------------------------------------------------------
 Balance July 31, 1998                                                       -             (8,000)            (247,400)
========================================================================================================================

See accompanying notes.
                                      F-5


 AMERICAN MILLENNIUM CORPORATION, INC.
 f/k/a ENERGY OPTICS, INC.
 STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------
                                                                                           (Restated - Note 9)
 For the Years Ended July 31,                                                        1998           1997
--------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                         $ (6,097,670)      $ 85,920
        Adjustments to reconcile net income (loss) to net
           cash used provided by operating activities:
           Depreciation                                                                 14,412              -
           Loss on disposal of property and equipment                                   13,134              -
           Forgiveness of debt                                                               -       (337,218)
           Common stock issued and loss from discontinued operations                 2,328,670              -
           Common stock exchanged for services                                       3,100,764          3,000
           Common stock exchanged for interest and operating expenses                        -          6,003
        Increase in assets:
           Prepaid expenses                                                            (40,375)             -
           Other assets                                                                 (3,040)
        Increase (decrease) in liabilities:
           Accounts payable                                                            121,299         (7,990)
           Accrued payroll and related taxes                                           166,505              -
           Accrued expenses and other liabilities                                       27,116         52,896
           Customer deposit                                                            (75,000)        75,000
--------------------------------------------------------------------------------------------------------------
            NET CASH USED BY OPERATING ACTIVITIES                                     (444,185)      (122,389)
--------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts
     Proceeds from disposal of property and equipment                                    2,600              -
--------------------------------------------------------------------------------------------------------------
        RECEIPTS FROM INVESTING ACTIVITIES                                               2,600              -
--------------------------------------------------------------------------------------------------------------
 Disbursements
     Acquisition of property and equipment                                              (3,445)             -
--------------------------------------------------------------------------------------------------------------
        DISBURSEMENTS FROM INVESTING ACTIVITIES                                         (3,445)             -
--------------------------------------------------------------------------------------------------------------
           NET CASH USED BY INVESTING ACTIVITIES                                          (845)             -
--------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
     Proceeds from advances by officer                                                  51,178              -
     Proceeds from long-term note payable to officer                                    20,500              -
     Proceeds from related parties contributed to capital                              353,843              -
     Proceeds from related parties, net                                                 49,030        106,000
     Proceeds from issuance of common stock                                             15,000         45,000
--------------------------------------------------------------------------------------------------------------
        RECEIPTS FROM FINANCING ACTIVITIES                                             489,551        151,000
--------------------------------------------------------------------------------------------------------------
 Disbursements
     Advances to officers                                                              (65,921)             -
     Advances to related party                                                               -         (1,000)
     Payments on note payable to officer                                                (1,500)             -
     Principal payments on note payable to Small Business Administration                     -         (4,000)
--------------------------------------------------------------------------------------------------------------
        DISBURSEMENTS FROM FINANCING ACTIVITIES                                        (67,421)        (5,000)
--------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                  422,130        146,000
--------------------------------------------------------------------------------------------------------------
 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (22,900)        23,611
CASH AND CASH EQUIVALENTS - BEGINNING                                                   24,076            465
--------------------------------------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS - ENDING                                                    $ 1,176       $ 24,076
==============================================================================================================

 SUPPLEMENTAL DISCLOSURES:
     Cash paid during the year for:
        Interest                                                                       $   417       $      -
        Income taxes                                                                   $     -       $      -

     In addition to amounts reflected above, common stock was issued for:
        Settlement of debt to Small Business Administration                            $     -       $ 40,000
        Note payable to officer                                                        $     -       $ 55,170
        Acquire property and equipment                                                 $88,715       $      -
================================================================================================================

 See accompanying notes.

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements


NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------

American Millennium Corporation, Inc. f/k/a Energy Optics, Inc. (Company), a New Mexico corporation, was organized in 1979 and has provided engineering services relating to research and development activities for outside parties as well as internal product development.

A controlling interest (79.3%) of American Millennium Corporation, a Delaware corporation, was acquired in October 1997. The remaining interest in AMC was acquired under an Agreement and Plan of Merger dated May 27, 1998, (see Note 9) and the companies merged, with the parent as the surviving corporation. Upon completion of the merger, the Company changed its name to American Millennium Corporation, Inc.

Since the merger, operations have been focused primarily on digital, wireless and wireline communications business.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Property and Equipment
----------------------

Equipment and leasehold improvements are stated at cost. Depreciation of equipment and leasehold improvements are provided over estimated useful lives ranging from five years to seven years, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

Income Taxes
------------

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement 109 No.(SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

Investment Tax and Research Tax Credits
---------------------------------------

Investment tax and research tax credits will be recognized as a reduction of the provision for income taxes in the year in which utilized.

Concentrations of Credit Risk and Economic Dependence
-----------------------------------------------------

The Company operates in the continental United States. The Company's ability to collect the amounts due from customers may be affected by economic fluctuations. The Company is economically dependent on Orbcomm USA, L.P. (Orbcomm) for whom it is a value-added reseller. Orbcomm provides satellite service for the Company's tracking devices.

Use of Estimates
----------------

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

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements


NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications and Restatements
----------------------------------

Amounts in the prior year financial statements have been restated to reflect minor corrections principally resulting from the calculation of income from the forgiveness of debt and certain amounts have been reclassified for comparative purposes to conform with the presentation of the current year financial statements. Additionally, retroactive effect has been given to the merger for purposes of comparative financial statement presentation.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred.

Advertising costs
-----------------

Advertising costs are expensed as incurred.

Basic Net Loss Per Common Share
-------------------------------

Basic net loss per common share before discontinued operations and extraordinary items is computed by dividing the loss before discontinued operations and extraordinary items by the weighted average number of common shares outstanding during each period. Basic net (loss) income per common share is computed by dividing the net (loss) income by the average number of common shares outstanding during each period. Available stock options at July 31,1997, were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share.

Impairment of Long-Lived Assets
-------------------------------

During the fiscal year ended July 31, 1998, the Company adopted FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that impairment losses are to be recorded when long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

Recent Accounting Pronouncements
--------------------------------

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a separate full set of general-purpose financial statements.

NOTE 2.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                                  1998              1997
                                                                           ---------------     ------------
              Office furniture and equipment                               $        86,503     $          -
              Transportation equipment                                               7,500                -
                                                                           ---------------     ------------
                                                                                    94,003                -
              Accumulated depreciation                                     (        12,421)    (          -)
                                                                           ----------------    ------------

              Property and equipment,
                 less accumulated depreciation                             $        81,582     $          -
                                                                           ===============     ============

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements


NOTE 2.  PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the year ending July 31, 1998, amounted to $14,412 and is included other expenses in the statement of operations. There was no depreciation for the year ended July 31, 1997.

NOTE 3.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

                                                                                  1998                1997
                                                                           ---------------     ---------------
              Professional fees                                            $        42,000     $         7,896
              Professional fees - officer                                           32,150              45,000
              Royalties                                                              5,862                   -
                                                                           ---------------      --------------

                                                                           $        80,012     $        52,896
                                                                           ===============     ===============

NOTE 4.  RELATED PARTY TRANSACTIONS

The note payable to a former officer and stockholder for the year ended July 31,1997 of $1,500, was unsecured, due on demand and provided for annual interest at 8%. For the year ended July 31, 1998, an officer of the Company advanced funds to the Company and paid expenses on behalf of the Company totaling $51,178.

For the year ended July 31,1997, advances from parties related by virtue of common control totaled $89,600. There were further advances during the year ended July 31, 1998, and under an Agreement to Rescind Contract for Deed, dated July 31, 1998, (as described below) the balance of $395,148 was assumed by Mali-Suisse Mining International, Ltd. (Mali), a stockholder in the Company.

The long-term note payable to an officer in the amount of $20,500, was unsecured, due on June 23, 2000, and provided for annual interest at 8%.

In October 1996, the Company issued restricted shares of its common stock in partial settlement of notes payable to Edward N. Laughlin, Molesworth and Associates, Inc. (Gordon Molesworth) and Steven M. Ward in the amount of 48,787 shares, 4,286 shares and 2,097 shares, respectively. The balance of the notes payable in excess of the market value of the stock issued totaling $159,120, including $3,869 of unpaid accrued interest was forgiven. In October of 1996, the Company and Edward N. Laughlin agreed that $38,744 in accrued rent and other expenses would be forgiven. These amounts, net of income taxes, total $128,839 which is included in the statement of operations for the year ended July 31, 1997, as an extraordinary item "Gain on extinguishment of debt - related parties".

Stock and Asset Purchase
------------------------

Pursuant to a Stock and Asset Purchase Agreement, dated August 20, 1997, as amended on October 10,1997, the Company acquired certain assets from ABAC Services, Inc., a Nevada corporation (ABAC), American Global Equity Services
(Ages), an unincorporated business trust located in Tavares, Florida, and three individual holders (Holders) of common stock of Lean Protein Foods, Inc., a Delaware corporation (LPF), in exchange for the issuance of 5,263,145 shares of the Company's common stock.

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements


NOTE 4.  RELATED PARTY TRANSACTIONS (CONTINUED)

The assets were comprised of the following:

1. Real estate valued at $1,700,000, originally conveyed by Ages to ABAC on August 1, 1997, in connection with an agreement for deed signed on that date. The agreement for deed provided for Ages to transfer certain real estate in Lake County, Florida in fee simple, once ABAC provided 1,591,000 shares of the Company (Energy Optics, Inc.) as a down payment and satisfies a promissory note in the original principal amount of $258,900, with interest payable quarterly at ten percent (10%) per annum. Principal payments of $64,725 were payable in annual installments on December 31st of each calendar year. The note was without recourse to any individual and was secured solely by the assets of ABAC. However, in the event of default, clear title to the property could not be obtained. The Company issued the 1,591,000 shares of its common stock to Global Investments Ltd., Trustee, as instructed by Ages, and agreed to accept the assignment and the financial responsibility to satisfy the note payable. The assets were valued based upon an independent valuation for the real estate.

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

As a result of the issuance of the 5,263,145 shares of the Company's common stock to purchase the assets, a change in control occurred. After the closing of the acquisition of the assets, the original stockholders of the Company owned 877,869 shares (i.e., approximately 14% of the total issued and outstanding shares), and Global Investments, Ltd. (and its assigns), ABAC and the LPF Holders collectively owned 5,263,145 shares (i.e., approximately 86% of the total issued and outstanding shares). Also, upon closing the acquisition of the assets, the original Board of Directors of the Company appointed the new members to the Board of Directors, then resigned. As a result of the change in control and acquisition of the facility, the executive offices of the Company were moved from Las Cruces, New Mexico to Tavares, Florida.

Agreement to Rescind Contract for Deed
--------------------------------------

Under an Agreement to Rescind Contract for Deed, dated July 31, 1998, a portion of the Stock and Asset Purchase Agreement described above was rescinded. Under an assignment of rights, the real estate reverted to Mali-Suisse Mining International, Ltd. (Mali), an affiliate of the original real estate owner and a stockholder of the Company. The contract required that Mali return 1,000,000 shares of the Company's common stock and assume liability for approximately $395,148 owed by the Company to a party related by virtue of common ownership, as well as the promissory note in the amount of $258,900 plus unpaid interest in exchange for retaining 591,000 shares of the original stock issued. Mali will assume any claims for unpaid rent totaling $14,400 which would have accrued resulting from their use of the real estate to house the corporate offices in Tavares, Florida.

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements


NOTE 4.  RELATED PARTY TRANSACTIONS (CONTINUED)

Discontinued Operations and Stock Sale
--------------------------------------

On January 5, 1998, Lean Protein Foods, Inc. adopted a plan to discontinue its operations in the specialty foods business which focused on the processing and marketing of ostrich meat. As part of this plan immediate arrangements were made to sell its equipment. Also, on January 5, 1998, LPF's subsidiary, Wildwood Ostrich Ranch, Inc. adopted a plan to discontinue its operations as an ostrich ranch. Immediate plans were made to begin disposal of the assets of the Corporation including equipment and the ostrich herd. The loss of the discontinued operation for the year ended July 31, 1998, is $162,617 as reflected on the statements of operations under Discontinued Operations.

Under a Stock Sale Contract dated July 31, 1998, the Company agreed to sell its stock interest in LPF to the minority shareholders of LPF (one of whom is a director of the Company and the remainder are shareholders of the Company) in exchange for one-third of the gross sales proceeds for a period of six months from the date of the agreement, release from all liabilities of LPF and 30,400 shares of Archibald Bros. Fine Beverages, Inc. (ABFBI), valued at approximately $3,040. These shares represent less than 1% ownership interest in that closely-held corporation. The loss on the disposal of the discontinued operations of LPF and its subsidiary for the year ended July 31, 1998, is $1,905,053 and is reflected on the statements of operations under Discontinued Operations.

Acquisition of American Millennium Corporation
----------------------------------------------

On October 9, 1997, the Company purchased, primarily from Global Investments, Ltd., a 30% shareholder of the Company, 8,000,000 shares (valued at approximately $3,500,000) representing approximately 80% of the issued and outstanding stock of American Millennium Corporation (AMC), a Delaware corporation, in exchange for 5,100,000 shares of the Company's common stock. As the acquisition of AMC was from related parties, it was accounted for as if it were a pooling of interests. Assets and liabilities were reflected at the related parties' historical cost. Subsequently, the Company acquired the remaining interest and merged with AMC.

Acquisition of Microgravity Aviation Company, Inc.
-------------------------------------------------

On October 10, 1997, the Company negotiated a contract to acquire 2,000,000 shares (valued at approximately $531,160) representing a 20% interest in Microgravity Aviation Company (MAC) from Harto Ltd., (Harto) a 39% shareholder of the Company at that time, in exchange for 1,000,000 shares of the Company's common stock. MAC, a Florida corporation, was scheduled to operate the flight portion of a three-day high-adventure space-flight experience package. MAC also planned to offer the use of the DC-9 aircraft to the film and movie production community as a flying film studio for producing weightless scenes for use in movies, commercials, and corporate videos. The MAC aircraft could also have been used for conducting microgravity research performed by universities and research companies. The executive management and consulting staff of MAC was comprised of highly credentialed professionals including former NASA astronauts as well as former airline, Federal Aviation Administration (FAA), and NASA executives. The management of MAC planned to lease a specially equipped NASA aircraft and the effective operation of that company was predicated upon MAC's ability to take possession of this aircraft.

After further study and deliberation, the Company decided not to fund further operations of MAC. Under an Agreement to Rescind Contract, dated July 31, 1998, Harto agreed to rescind the transaction in exchange for 270,000 shares of common stock in consideration for certain funds in excess of $270,000 which had been advanced on behalf of MAC. The contract further provided that this stock is restricted for a minimum of one year. The original 1,000,000 shares of common stock issued to Harto are to be canceled and 270,000 shares issued.

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements


NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial assets and note payable to officer at July 31, 1998, approximate fair value due to the short maturity of the instruments.

NOTE 6.  INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting assets and liabilities are as follows:

                                                                          1997           Current           1998
                                                                      Deferred Tax        Period        Deferred Tax
                                                                         Assets          Changes           Assets
                                                                         ------          -------           ------
             Net operating loss carryforwards                        $     2,769,059   $  5,401,542     $   8,170,601
             Applicable tax rate                                                  34%            34%               34%
                                                                     ---------------    -----------    --------------
                                                                             941,480      1,836,524         2,778,004
             Investment credit carryforwards                                   5,340   (        417)            4,923
             Research credit carryforwards                                    17,543              -            17,543
                                                                     ---------------   ------------    --------------
                                                                             964,363      1,836,107         2,800,470
             Valuation allowance                                     (       964,363)  (  1,836,107)   (    2,800,470)
                                                                     ---------------   ------------    --------------

                                                                     $             -   $          -     $           -
                                                                     ===============   ============    ==============

For the year ended July 31, 1998, a $696,128 net operating loss expired, while the Company generated, for U.S. income tax purposes, a net operating loss of approximately $6,097,670. These loss carryforwards expire at various dates through the year 2018.

A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit has been established, resulting in no deferred tax benefits as of the balance sheet dates.

The Company had a net operating loss carryforward of approximately $2,769,059 as of July 31,1997. However, during the year ended July 31, 1998, there were significant ownership changes in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a total of approximately $148,535 per year (approximately 5.64% of the market value of the Company at the time of the ownership change). Therefore, substantial net operating loss carryforwards will, in all likelihood, be eliminated in future years due to the change in ownership. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

NOTE 7.  COMMON STOCK

On August 18, 1997, the Board of Directors authorized a 1 for 10 reverse stock split for all of the then issued and outstanding shares of the Company's common stock. As a result of the reverse stock split, the Company's issued and outstanding shares of common stock were reduced from 8,779,000 to 877,900. These financial statements reflect the retroactive effect of the reverse stock split.

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements


NOTE 7.  COMMON STOCK (CONTINUED)

Stock  Issued for Services
--------------------------

During the year, the Company issued common stock pursuant to a Consultant Services Plan. The Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974 and is not qualified under Sec. 401 of the Internal Revenue Code of 1986, as amended. Forms S-8 have been filed with the Securites and Exchange Commission relative to such issuances of stock. Shares have been recorded using the lower of the average price on the date issued or maximum offering price unless otherwise stated.

In September 1997, the Company executed a two-year agreement with Internet Stock Market, Inc. (ISM) to provide to the Company, on a non-exclusive basis, financial and investor relations services, public relations services and corporate communications services. The agreement provided for a fee to ISM in the amount of $60,000 per year payable $5,000 upon execution and $5,000 the first day of each month, thereafter. The Company subsequently terminated the contract for services. Prior to cancelation of the contract, the Company agreed to issue to a major stockholder of ISM 150,000 shares of common stock under the Consultant Services Plan. This stock was valued at $397,500.

On October 15, 1997, the Board of Directors authorized the issuance of 898,800 shares of common stock to four individuals under the Consultant Services Plan as compensation for consultation services in connection with new business opportunities, promotion of the Company to the public and professionals, personnel recruitment, acquisition opportunities, spin-off transactions, restructuring the capitalization of the Company, and other matters as requested. This stock was valued at $2,498,664.

In April 1998, 72,000 shares of the Company's common stock were issued to the Company's legal counsel under the Consultant Services Plan for legal services. The agreement calls for 6,000 shares to be released each month for twelve months. The issuance has been recorded at $.83 per share but may be adjusted in accordance with certain fluctuations of the market price. The unexpended portion of these services has been recorded as prepaid expenses. This stock was valued at $59,760.

On May 27, 1998, the shareholders of the Company approved the increase of the Company's authorized common stock from 25,000,000 shares to 60,000,000 shares. Additionally, the Company authorized 10,000,000 shares of preferred stock.

In June 1998, 248,200 shares of the Company' s common stock were issued to four individuals under the Consultant Services Plan as compensation for consultation services in connection with new business opportunities and promotion of the Company to the public. These shares include 10,000 shares issued to the Company's Vice President for Engineering. As the result of a later agreement dated October 21, 1998, 127,500 of the 225,000 shares issued to the president of a publishing company are to be returned (See Note 13). Accordingly, only 97,500 of these shares issued have been recorded. This stock was valued at $144,840.

Related party transactions related to common stock are included in Note 4.

NOTE 8.      STOCK OPTIONS

The Company had granted to Edward N. Laughlin, former president, director and majority shareholder, stock options in return for advancing working capital to the Company and providing prior year bank loan guarantees. At July 31, 1997 and 1998, there were 16,500 shares under option at an exercise price of $2.50 per share which expire April 5, 1999.

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements


NOTE 9.  BUSINESS COMBINATION

Under an Agreement and Plan of Merger dated May 27, 1998, the Company merged with American Millennium Corporation (AMC), a subsidiary of which the Company owned approximately an 80% interest, with the parent as the surviving corporation. Upon completion of the merger, the Company changed its name to American Millennium Corporation, Inc. The merger was accomplished by a one-for-one exchange of stock between the two companies. The exchange has been accounted for, in accordance with Accounting Principles Board Opinion No. 16, at historical cost in a manner similar to that in pooling-of-interest accounting. Accordingly, retroactive effect has been given to merger of the Company with AMC for purposes of comparative financial statement presentation. The 8,000,000 shares of AMC stock owned by the Company were exchanged for the Company's own stock which was returned to the treasury and are reflected on the balance sheet using the par value method.

NOTE 10.  GAIN ON EXTINGUISHMENT OF DEBT

A note payable to the Small Business Administration (SBA), which matured February 1995, provided for annual interest at 8% and was secured by cash, accounts receivable, inventories, equipment, and patents. Lacking working capital to repay the note, in August 1996, the Company made an offer to the SBA to compromise the outstanding debt.

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

See Note 4 for details of the extinguishment of debt to related parties.

NOTE 11.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. As a result, the Company has incurred operating losses of $3,769,000, and $251,298 for the years ending July 31, 1998 and 1997, respectively. The Company also incurred losses from discontinued operations of $2,328,670.

In addition, the Company has used substantial working capital in its operations. As of July 31, 1998 and 1997, current liabilities exceed current assets by $311,522 and $193,920, respectively. Cash used by operations of the Company for the years ended July 31, 1998 and 1997, amounted to $444,185, and $122,389, respectively.

Management plans to raise capital through a private offering of stock as discussed in Note 13 and through advances from related parties and sales to be used to fund operations and marketing activities related to digital, wireless and wireline communications endeavors.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements


NOTE 12. COMMITMENTS AND CONTENGENCIES

Litigation
----------

In October 1997, The Company issued its common stock to two individuals totaling 500,000 shares under a Consultant Services Plan as compensation in connection with promotion of the Company to the public and professionals. At this time the shares were trading between $2.50 and $3.00 per share. The Company sought to discontinue relations based on their dissatisfaction with the quality of service, lack of service and other good business reasons. The Company requested that the previously issued stock be returned at which time they discovered that the stock had been sold. The Company has retained legal counsel who has initiated litigation against the individuals.

In August, 1997, as part of a Stock and Asset Purchase Agreement, the Company issued 400,000 restricted shares of common stock to each of two individuals. The agreement was amended in October, 1997, to reflect a lower valuation of the assets to be acquired in exchange for the stock issued. Accordingly, it was necessary to reduce the number of shares to which these two individuals were entitled to 117,275 shares each. A letter was sent to the individuals requesting the return of the original shares in exchange for issuance of the appropriate number of shares. The original shares were never returned and upon the expiration of their res triction period, the individuals sought to have the restriction removed to enable them to sell the shares. Since the Company believes the shares were issued in error, the Company sought an injunction to prevent the sale of these shares. A temporary injunction was issued on October 27, 1998, upon the filing of a surety bond in the amount of $150,000 by the Company. The case will be heard at a later date.

Rents and Leases
----------------

The Company occupies office facilities in Tavares, Florida under a month-to-month rental agreement with a related party. Rent expense for the year ended July 31, 1998, was $14,400.

A former officer of the Company leased a copy machine on behalf of the Company in December 1997. Her successor determined that the Board of Directors had not approved the lease and sought to have it nullified. In October 1998, the Company received a demand letter from the lessor declaring the lease in default and demanded all future, current and past due payments totaling $44,652. In late October 1998 , the copier was repossessed. No contingent liability has been recorded for this amount because management believes that they will ultimately be successful in having the contract rescinded.

Year 2000
---------

The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted a preliminary assessment of its key computer systems and software application and believes they are Year 2000 compliant. The Company is in the process of communicating with all key suppliers, financial institutions and customers to identify and coordinate the resolution of any Year 2000 issues that might arise. Based on the initial assessment, the Company believes the cost of addressing the Year 2000 issue should not have a material impact on the Company's financial position or results of operations.

Private Offering
----------------

The Company is in the process of preparing a private offering of the Company's common stock. The offering is to be made on a "best efforts" basis with the minimum required subscription of $100,000 (100 units) and the maximum subscription of $1,500,000 (1500 units). This offering is being made in accordance with the exemptions from registration under Regulation D, Rule 506 of the Securities Act of 1933.

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements


NOTE 12. COMMITMENTS AND CONTENGENCIES (CONTINUED)

Securities and Exchange Commission Proceeding
---------------------------------------------

The Company is a party to a pending administrative proceeding initiated by the Securities and Exchange Commission. Although, the Commission alleged various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against the Company, to date the Commission has not filed suit. An informal settlement has been reached in the matter which, if approved by the Commission, will not require payment of civil fees.

NOTE 13.  SUBSEQUENT EVENTS

In August 1998, 200,000 additional shares of the Company' s common stock were issued to president of Grant Douglas Publishing, Inc. (GDP), under the Consultant Services Plan, as compensation for consultation services in connection with new business oportunities and promotion of the Company to the public, Subsequent to the issuance of stock, the Company terminated the services of GDP and negotiated on October 21, 1998, for the return of 297,500 shares of the total 425,000 shares issued. Retroactive effect has been given to the return of these shares (see Note 7).

A temporary injunction was issued on October 27, 1998, upon the filing of a surety bond in the amount of $150,000 by the Company to prevent the sale of a total of 800,000 shares of the Company's common stock. The Company continues to pursue this matter (see Note 12).

The Company has retained the services of legal counsel in a litigation matter against two individuals to whom it issued a total of 500,000 shares of its common stock in October 1997, under the Consultant Services Plan as compensation in connection with promotion of the Company to the the public (see Note 12).

On August 4, 1998, the Board of Directors approved the issuance of 313,000 additional shares of the Company's common stock to be issued under the Consultant Services Plan as compensation for consultation services. Included in the shares issued are 150,000 shares to be issued to the Chairman of the Board and Chief Executive Officer, 150,000 shares to be issued to the President and Chief Operating Officer, and 10,000 shares to be issued to the Vice President of Engineering.

                     U.S. Securities and Exchange Commission

                                INDEX TO EXHIBITS

EXHIBITS
--------

27.1         Financial Data Schedule