Form 10QSB
period 1998-10-31
AMERICAN MILLENNIUM CORP INC
filed 1999-01-15
CIK 350193

U.S. Securities and Exchange Commission
                             Washington D. C. 20549

                                   Form 10-QSB
(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1998

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

             303 N. Baker St., Suite 200, Mount Dora, Florida 32757
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (352) 735-0116
                           (Issuer's telephone number)

                      29425 CR 561, Tavares, Florida 32778
                      ------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       (l) Yes X   No     (2) Yes X   No
                              ---    ---         ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,578,422 as of December 22, 1998.

   Transitional Small Business disclosure Format (check one):

Yes       No X
   ---      ---

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------
                              FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

(a)      Financial Statements and Schedules

The following financial statements are included (with an index listing all such statements) in a separate exhibit at the end of this Form 10-QSB:
         Balance Sheet
         Statements Operations
         Statements of Cash Flows
         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         ------------------------------------

(a)      Plan of Operation
         -----------------

Organization

As noted in the Company's 10-KSB filed on November 13, 1998, the Company has narrowed its focus to that of the business of American Millennium Corporation
(AMC), its former subsidiary with which it merged and effected its name change to American Millennium Corporation, Inc. on May 27, 1998.

In a Form 8-K filing on November 24, 1998, with the Securities and Exchange Commission, the Company reported a sequence of transactions including the above referenced merger, along with two agreements to rescind contracts as well as a contract termination. Those transactions resulted in the Company canceling approximately 10,100,000 shares of common stock. Additionally, 100,000 shares of common stock have subsequently been canceled under the terms of the contract termination referenced above. Therefore, the amount of Company common stock issued and outstanding at the filing date of this report is approximately 13.5 million shares with just over 3.5 million shares in the public float, according to the Company's records.

Company Focus on Core Business

AMC is a provider of hardware and software solutions to the wireless and wireline telecommunications industries. AMC has experience in a variety of communications platforms including satellite, CDPD (cellular digital packet data), cellular, various other radio frequency (RF) protocols, and wireline. The business of AMC is to bring solution oriented combinations of hardware and software to the market to facilitate timely, accurate, and cost effective one-way and two-way delivery of information to the rapidly expanding wireless communications industry.

AMC/Orbcomm Reseller Contract

AMC is a value-added reseller for Orbcomm USA L.P. Orbcomm is a "low earth orbit" (LEO) satellite company which is a joint venture between Orbital Sciences, Inc. and Teleglobe of Canada, Inc. To date, Orbcomm has launched all 28 LEOs of its proposed "constellation" into orbit. Plans call for an additional 8-10 satellites to be launched later.

AMC's contract with Orbcomm allows AMC to provide remote monitoring services to operators of oil and gas wells, intermodal containers, and refrigerated and flatbed railcars. This means that a railroad company, for example, can determine where a particular refrigerated railcar with a high value load is located by global position as well as the temperature inside the car, the voltage output of the engine, and numerous other functions.

Management believes that the rapid changes in technology currently underway require a flexible approach in the design and deployment of data transfer satellites. Various experts in the telecommunication industry have predicted that gross revenues from the transfer of data will surpass revenues from voice communications in the next several years. A constellation of small, inexpensive satellites that can be upgraded to accommodate improvements in technology has, in Management's opinion, a distinct cost advantage over systems that may rely on a few geosnychronous satellites that could become less efficient or obsolete as technology changes.

AMC management believes that the overall competitive advantage that the Company may hold as a reseller for the Orbcomm system is most closely tied to the competitive rates it can currently charge. The cellular telephone industry is an example of the sharp increase in the number of subscribers who signed up for service when cellular telephone rates fell. The demand curve trends upwards as rates trend downward. Management is currently marketing the ability to provide accurate, low cost monitoring to the industries defined in its reseller contract.

Oil and Gas

AMC has various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. The Company will continue to market its services to those companies for deployment of its system on a fleet basis in order to optimize upon subscriber enrollment. AMC currently has over one dozen satellite subscriber communicators (the industry term for transceivers) activated and in field trials. The units are either in test mode for proof of concept or have been installed in direct conjunction with proposals currently in place. These units are currently monitoring a variety of assets both domestically and abroad.

A similar monitoring opportunity exists for reporting conditions and system failures on natural gas compressors that exist throughout petroleum rich areas in the Permian Basin (Midland/Odessa, Texas); Houston, Texas; and Oklahoma City, Oklahoma.

Railroad Cars

AMC has completed the testing phase of remote monitoring of a refrigerated railcar under the provisions of a contract the Company has with Union Pacific Railroad, the nation's largest rail company. The original contract called for a prototype unit to be installed on a refrigerated railcar with cellular capability for transmitting data with provisions for also installing a satellite transceiver. AMC has monitored the location of a test railcar as well as the battery voltage and refrigerated compartment temperature. The Phase One single unit prototype test has been completed. The next phase of the contract involves the outfitting of five refrigerated railcars with pre-production models of the AMC satellite transceiver. Subsequent to that test, Union Pacific has indicated that it will proceed with outfitting its refrigerated fleet in stages predicated upon a successful test with the five units. The five cars are to be outfitted in Denver, Colorado in early 1999.

According to railroad industry sources, there are over 1.2 million railcars in the U.S. with over 31,000 of those being refrigerated railcars. The Company is aware of one company which has outfitted railcars with a tracking device that also reports impacts. Based on hardware and monthly monitoring charges to the rail company using the service, AMC believes it can to equip a similar railcar for one-fourth of the cost of the hardware and provide monitoring for one-third of current monitoring fees currently being charged.

Intermodal Containers

AMC officials met with Information Technology officials at an intermodal container corporation at their request to discuss a proposal for monitoring their intermodal containers. That company operates some 100 vessels and 200,000 containers (of which 20,000 are refrigerated) globally and some 100,000 chassis' for hauling the containers overland in North America. At that meeting, AMC agreed to outfit a refrigerated container with a satellite transceiver for location of containers and chassis'. Following that test, AMC will submit a formal proposal to them for monitoring of their container and chassis fleet. The Company believes that it can provide a cost effective solution to that company as well as other container companies.

Other Business of the Company

American Millennium Corporation/McLeodUSA Co-venture

As was disclosed in a July 8, 1998 press release, AMC has entered into a co-venture with McLeodUSA on a paging application developed by AMC. McLeodUSA (McLeod) is a Cedar Rapids, Iowa based local and long distance telephone provider (known as a Competitive Local Exchange Carrier or CLEC) that went public in 1996. It now offers a full range of telecommunications services to residential and small to medium sized business customers in fourteen Midwestern states.

McLeod is currently dependant upon the Local Exchange Carrier (LEC) to furnish the stutter tone, for a fee, that notifies McLeod's voice mail customers of voice messages waiting when a customer lifts the telephone receiver and hears the tone. According to the Senior Project Engineer at McLeod who had been in charge of the co-venture with AMC, those charges are currently running at over $500,000 per month and are expected to increase to millions of dollars per month as McLeod's voice mail customer base grows.

The solution, as proposed by AMC and co-developed with McLeod, called for a small desk top paging device. When a voice message is left for a customer, the telephone switch notifies the PageMart system (for whom AMC is a value added reseller). The PageMart system in turn activates the pager which blinks brightly through a portal molded into McLeod's trademarked icon, thereby bypassing the LEC. AMC also has the capability to build in E-mail I.D.
and Caller I.D. into the same pager.

To date, AMC has delivered 150 prototype units and 50 pre-production units to McLeod. The units, distributed among McLeod's management for testing, have operated flawlessly, according to McLeod. AMC expects to produce the units for McLeod upon finial specifications being submitted. According to McLeod, their internal needs could run as high as 1.8 million units.

American Mobile Satellite

On August 28, 1998, AMC officially became a value-added reseller for Reston, Virginia based American Mobile Satellite (AMS) (NASDAQ: SKYC). The reseller agreement provides AMC the use of AMS's geosnychronous satellite system. AMS provides seamless voice, data, and point-to-multipoint dispatch services to virtually anywhere in North and Central America, the Carribean, and hundreds of miles of surrounding waters. AMS is the only company authorized by the FCC to provide L-band (1.5-1.6 GHz) mobile satellite service in the U.S.

Proprietary Technology Applications

AMC is also a value-added reseller for Dallas, Texas based PageMart. The Company is currently in the process of filing for patents for certain proprietary applications of paging technology. AMC has developed certain proprietary technologies for the monitoring of various types of assets utilizing both the Orbcomm LEO system as well as other Radio Frequency (RF) formats for GPS along with functions manipulations aboard those assets. Due to the sensitive and proprietary nature of this technology as well as the Company's intent to protect it to the extent that is possible with patent applications, Management is unable to disclose specific aspects of the systems. Nevertheless, Management believes that the applications are both valuable and viable. The Company is presently in discussion with several companies regarding licensing and/or joint venture proposals within the scope of the technologies and their respective applications.

AMC has retained the services of Pittenger and Smith, a Denver, Colorado based patent, trademark, and copyright law firm, to effect these applications.

In addition to Orbcomm, American Mobile Satellite, and PageMart for which the Company is a value-added reseller, AMC has strategic partnerships with Nabla, Griffin Petroleum, Trimble Navigation, Union Pacific Railroad, SPS Technologies, Pacific Arepco, Torrey Science, and Hersey Measurement Company.

Summary

In its role as a developer of digital, wireline, and wireless products and solutions to the telecommunications industry, AMC is currently presenting the uses of its technologies with leaders in various industries. Management believes that recent technological developments allowing the interfacing of multiple communication platforms should position AMC to emerge as an industry leader in the field of data transfer.

Management believes that a significant market exists for potential applications of AMC's technology that involve remote monitoring and systems function manipulations. Customers can monitor their equipment, production levels, and track global position as well as control functions and have data reported from the particular asset that can be downloaded onto a secure Internet website which can then be accessed from anywhere in the world. AMC provides company officials, such as oil engineers and railroad management, with the ability to obtain vital information on a timely and current basis at any location by simply using their laptop computers to log-on to a secure website. The reports are typically available and can be delivered in as little as 60 seconds after an Orbcomm satellite flies over the monitored site, reads, and transmits the data to an Orbcomm Earth Station.

AMC will continue to market these services to the rail, intermodal container, and oil and gas industries with its Orbcomm reseller contract. It will continue to market its various paging technology solutions to the telecommunications industry with developments to be announced subsequent to patent filings.

The ability to provide satellite monitoring for the industries defined within AMC's reseller contract with Orbcomm means that the Company is able to charge a specified rate per month for each asset being monitored. The charge can range from a few dollars per month (similar to paging rates) to upwards of $100 per month, or even more (similar to cable television rates with premium channels and pay-per-view), depending on the amount of data and the frequency of reports required by the owner of the asset being monitored.

In addition to the potential of substantial hardware sales, the Company believes that a significant base of recurring revenues derived from monthly satellite and paging monitoring charges will build value for the shareholders and provide a basis for independent appraisals of AMC's network of subscribers that are comparable with other telecommunication firms with similar "per pop" revenues.

AMC's Management also believes that building a base of monthly subscribers to its remote monitoring and paging services will enable AMC to be valued in a manner similar to other communications companies at substantial multiples of revenue. Management will continue to out-source production and manufacturing and place emphasis on capital investment into its product development and solution resources for industries requiring data transfer and remote monitoring via satellite, paging, or value-added, proprietary combinations thereof.

(b)  Managements Discussion and Analysis of Financial Condition and Results of
     -------------------------------------------------------------------------
     Operations
     ----------

Sales
-----
During the three months ended October 31, 1998, sales declined approximately 35% compared to the same period in 1997. The decline in sales is attributable to the re-focus of the Company's business. The goal is to develop new products that grow revenue and earnings in markets they compete in. The Company does not have the funds to support a marketing and sales effort to further expand.

Cost of Sales
-------------
These costs declined approximately 36% in the three-month period ended October 31, 1998, as compared to October 31, 1997. The decline in these costs can be attributed primarily to the reduction of expenses to re-focus its business products and cutting costs to stay competitive and the Company managed its cost of sales more effectively.

Rent Income
-----------
The decline in rent income was due to an Agreement to Rescind Contract for Deed on the property in Tavares, Florida, which resulted in the Company no longer owning the property.

Payroll, Payroll Taxes and Related Benefits
-------------------------------------------

Payroll, payroll taxes, and related benefits were incurred compared to none in the quarter ended October 31, 1997. This is attributable to the fact that the Company had no employees during the prior year quarter ended October 31, 1997, and, had employees during the quarter ended October 31, 1998.

General and Administrative
--------------------------
There was an approximate 66% decrease in other selling and administrative expenses compared to the prior year quarter. The general and administrative costs decreased dramatically due to the Company's re-focus on its newly identified core business. The focus is to perform with the new resources and stay competitive. The Company also rescinded various long-term contracts. The current general and administrative projections will enable the Company to take every advantage of the cost savings and still offer quality products that are expected to be ready to launch in the near future.

The Company did not incur any costs for rent after July 31, 1998. This was due to the recission of a deed for sale under which it enabled the Company to maintain office space without cost.

Consulting and Professional
---------------------------
Consulting and professional decreased 65% from $955,045 to $348,407, compared to the prior year quarter and is attributable to the re-focus of the Company's business.

Minority Interests
------------------
The Company discontinued certain operations in Lean Protein Foods, Inc. which had minority shareholders during the prior year to dedicate its time on its core business as a developer of digital, wireline, and wireless products.

Net Loss
--------
As a result of the above, the net loss was reduced to $328,491 or $.03 per share and $983,368 or $.08 per share, for the quarters ended October 31, 1998 and 1997, respectively.

Liquidity and Capital Resources
-------------------------------
As a result of the net loss incurred, the Company has used substantial working capital in its operations. As of October 31, 1998, current liabilities exceeded current assets by $439,099.

Conditions have existed to limit the ability of the Company to market its products and services at amounts sufficient to recover an acceptable amount of operating and administrative costs. However, newly instituted controls and new products should reverse this condition. The Company chose to discontinue certain operations in order to concentrate on new products. Such products can grow revenue faster and earnings should accompany for a long period of time.

The Company believes that a significant base of recurring revenues derived from monthly satellite and paging monitoring charges will build value for the shareholders. The Company's principal marketing efforts are directed toward the oil and gas, intermodal container, and railroad industries which have a need for monitoring of high value assets. Marketing efforts are performed by the Company's personnel and outside sales service providers. The Company has, and will continue through 1999, marketed its services at industry trade shows.

The Company anticipates that in early 1999 revenues are expected to begin to accrue from the enrollment of subscribers based in its various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. The Company will continue to market its services to those companies for deployment of its system on a fleet basis in order to optimize upon subscriber enrollment. The Company currently has over one dozen satellite subscriber communicators (the industry term for transceivers) activated and in field trials. The units are either in test mode for proof of concept or have been installed in direct conjunction with proposals currently in place. These units are currently monitoring a variety of assets both domestically and abroad.

The Company further believes that it will realize revenues from its initiatives in other areas including the monitoring of railcars and intermodal containers.

Additionally, the Company anticipates other sources of revenue unrelated to its reseller contract with Orbcomm to begin as proprietary paging technology developed by the Company is deployed. The Company is currently engaged in either joint technology ventures or discussions with McLeodUSA and PageMart, among others involving utilization of the Company's paging technology. Also, the Company is presently a value-added reseller for both PageMart and American Mobile Satellite Corporation. Currently, the Company is enjoined to strict covenants of non-disclosure and confidentiality regarding certain uses of technology developed by the Company. Nevertheless, the Company will make appropriate public disclosures pertaining to the aforementioned technologies when or if agreements are reached with the parties involved.

To satisfy its cash requirements for the next twelve months the Company is in the process of preparing a private offering of the Company's common stock. The offering is being made on a "best efforts" basis with the minimum required subscription of $100,000 (100 units) and the maximum subscription of $1,500,000 (1,500 units). This offering is being made in accordance with exemptions from registration under Regulation D, Rule 506 of the Securities Act of 1933.

The matters discussed in "Plan of Operation" above are forward-looking statements as defined under Rule 175 of the Securities Act.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------
                                OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------

(3.1) Articles of Incorporation, as amended to date of this report (incorporated by reference Form 8-K filed June 11, 1998, File No. 000-10841-D)
             (27)         Financial Data Schedule
             (99)         Financial Statements

    (b)  Reports on Form 8-K
         -------------------
             The Company filed a current report on Form 8-K dated August 17, 1998 to report the finalized agreement whereby it sold its 80% stock interest in Lean Protein Foods, Inc. on July 31, 1998. Also reported the agreement with Harto, Ltd. to rescind the contract of October 10, 1997 whereby the Company acquired 20% of the authorized shares of Microgravity Aviation Corporation from Harto, Ltd. in exchange for 1,000,000 shares of the Company's common stock. The current report also reported on the finalized agreement with Mali-Suisse Mining International, Ltd. (MMIL) whereby MMIL agreed to assume certain obligations of the Company with respect to certain short-term notes as well as notes and accrued interest related to the Contract for Deed for the Company's original purchase of real estate in Tavares, Florida.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            ENERGY OPTICS, INC.

DATED: January 15, 1999                     By: /s/ James C. Statham
                                                -------------------------
                                                James C. Statham, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATED: January 15, 1999                     By: /s/ Stephen F. Watwood
                                                ------------------------------------
                                                Stephen Watwood, Director, Chairman of
                                                the Board and Chief Executive Officer
                                                (Principal Executive Officer)

DATED: January 15, 1999                     By: /s/ James C. Statham
                                                -----------------------------------------
                                                James C. Statham, President, Director
                                                and Chief Operations Officer

DATED: January 15, 1999                     By: /s/ Shirley M. Harmon
                                                -----------------------------------
                                                Shirley Harmon, Director

DATED: January 15, 1999                     By: /s/ Thomas W. Roberts
                                                -----------------------------------------
                                                Thomas Roberts, Chief Financial Officer,
                                                and Treasurer

DATED: January 15, 1999                     By: /s/ Renee C. Riegler
                                                ----------------------------------------------
                                                Renee Riegler, Secretary, Assistant
                                                Treasurer  (Corporate Secretary)

                                    CONTENTS







CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet                                                   F-2

     Statements of Operations                                        F-3

     Statements of Cash Flows                                        F-4

     Notes to Financial Statements                            F-5 to F-9

AMERICAN MILLENNIUM CORPORATION, INC.
(UNAUDITED)
BALANCE SHEET

---------------------------------------------------------------------------------------------------------------------------
October 31, 1998
---------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash                                                                                                         $ 28,940
     Employee advances                                                                                                 835
     Prepaid expenses                                                                                               25,435
---------------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                                                      55,210
---------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
     Equipment, furniture and fixtures                                                                              89,503
     Transportation equipment                                                                                        7,500
---------------------------------------------------------------------------------------------------------------------------
          TOTAL PROPERTY, PLANT AND EQUIPMENT, AT COST                                                              97,003
     Accumulated depreciation                                                                                      (15,845)
---------------------------------------------------------------------------------------------------------------------------
          TOTAL PROPERTY, PLANT AND EQUIPMENT, NET BOOK VALUE                                                       81,158
---------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                                                         3,040
---------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                                     $ 139,408
===========================================================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
     Accounts payable                                                                                            $ 105,279
     Accrued payroll and related taxes                                                                              75,489
     Accrued expenses and other liabilities (Note 2)                                                               196,975
     Advances from officer (Note 3)                                                                                 52,446
     Advances from related party (Note 3)                                                                           64,120
---------------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                                                494,309
---------------------------------------------------------------------------------------------------------------------------

LONG-TERM NOTE PAYABLE TO OFFICER (NOTE 3)                                                                     20,500
---------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                                                        514,809
---------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

DEFICIENCY IN ASSETS (NOTE 6)
     Preferred stock, 10,000,000 shares authorized;
        none issued and outstanding                                                                                      -
     Common stock, $.001 par value, 60,000,000 shares authorized,
        12,545,014 shares issued and outstanding                                                                    12,545
     Additional paid-in capital                                                                                 10,349,296
     Deficit                                                                                                   (10,737,242)
---------------------------------------------------------------------------------------------------------------------------
         TOTAL DEFICIENCY IN ASSETS                                                                               (375,401)
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                                                       $ 139,408
===========================================================================================================================
See accompanying notes.

                                      F-2

AMERICAN MILLENNIUM CORPORATION, INC.
(UNAUDITED)
STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------------------------
                                                                                                          (Restated - Note 1)
For the three months ended October 31,                                                             1998           1997
---------------------------------------------------------------------------------------------------------------------------
REVENUES
      Sales                                                                                       $ 85,594       $ 130,699
      Cost of Sales                                                                                 24,314          38,283
---------------------------------------------------------------------------------------------------------------------------
          GROSS PROFIT (LOSS) ON SALES                                                              61,280          92,416
---------------------------------------------------------------------------------------------------------------------------

      Rents                                                                                              -          27,009
      Other                                                                                              -           3,500
---------------------------------------------------------------------------------------------------------------------------

          TOTAL NET REVENUES                                                                        61,280         122,925
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                         -
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      Consulting - Officers                                                                        184,225         620,172
      Consulting - Others                                                                           94,528               -
      Professional                                                                                  69,654         334,873
      Salaries                                                                                      14,220               -
      Selling, general and administrative - other                                                   29,309         162,804
---------------------------------------------------------------------------------------------------------------------------
          TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       391,936       1,117,849
---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME                                                                                         2,165               -
---------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE LOSS ATTRIBUTABLE TO MINORITY INTERESTS                                               (328,491)       (994,924)

LOSS ATTRIBUTABLE TO MINORITY INTERESTS                                                                  -          11,556
---------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                        $ (328,491)     $ (983,368)
===========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
      (PRIMARY AND FULLY DILUTED)                                                               12,500,728      12,289,814
===========================================================================================================================

BASIC NET LOSS PER COMMON SHARE (PRIMARY AND FULLY DILUTED)                                          (0.03)          (0.08)
===========================================================================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
(UNAUDITED)
STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
                                                                                               (Restated - Note 1)
 For the three months ended October 31,                                                  1998          1997
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                    $ (328,491)        $ (983,368)
        Adjustments to reconcile net loss to net
           cash used by operating activities:
           Depreciation and amortization, included in cost of sales                          -             22,579
           Depreciation and amortization, included in selling, general and
           administrative                                                                3,424             10,682
           Stock exchanged for services, included in selling, general and
           administrative                                                              200,490            623,172
        (Increase) decrease in assets:
           Accounts receivable                                                               -            (29,108)
           Inventory                                                                         -           (526,580)
           Employee advances                                                              (835)                 -
           Prepaid expenses                                                             14,940             (6,099)
        Increase (decrease) in liabilities:
           Accounts payable                                                            (16,020)           168,029
           Accrued payroll and related taxes                                           (91,016)                 -
           Accrued expenses and other liabilities                                      116,963                599
------------------------------------------------------------------------------------------------------------------
               NET CASH USED BY OPERATING ACTIVITIES                                  (100,545)          (720,094)
------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Disbursements
     Purchase of property, plant and equipment                                          (3,000)           (52,738)
     Other                                                                                   -             (6,394)
------------------------------------------------------------------------------------------------------------------
        DISBURSEMENTS FROM INVESTING ACTIVITIES                                         (3,000)           (59,132)
------------------------------------------------------------------------------------------------------------------
           NET CASH USED BY INVESTING ACTIVITIES                                        (3,000)           (59,132)
------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
     Proceeds from advances to officers                                                 65,921                  -
     Proceeds from advances by officer                                                   1,268                  -
     Sale of common stock                                                                    -            464,799
     Capital lease for equipment                                                             -             37,933
     Proceeds from related parties                                                      64,120            329,378
------------------------------------------------------------------------------------------------------------------
        RECEIPTS FROM FINANCING ACTIVITIES                                             131,309            832,110
------------------------------------------------------------------------------------------------------------------
 Disbursements
     Payments on capital lease for equipment                                                 -            (14,589)
     Payments on notes payable to stockholders/officers                                      -             (1,500)
------------------------------------------------------------------------------------------------------------------
        DISBURSEMENTS FROM FINANCING ACTIVITIES                                              -            (16,089)
------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                  131,309            816,021
------------------------------------------------------------------------------------------------------------------

 NET INCREASE IN CASH AND EQUIVALENTS                                                   27,764             36,795

 CASH  AND EQUIVALENTS - BEGINNING                                                       1,176                536
------------------------------------------------------------------------------------------------------------------

 CASH AND EQUIVALENTS  - ENDING                                                       $ 28,940           $ 37,331
==================================================================================================================

 SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:                                                 $      -           $      -
        Interest                                                                      $      -           $      -
        Income taxes                                                                  $      -           $      -
==================================================================================================================
 See accompanying notes.

                                      F-4

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

A controlling interest (79.3%) of American Millennium Corporation, a Delaware corporation, was acquired in October 1997. The remaining interest in AMC was acquired under an Agreement and Plan of Merger dated May 27, 1998, and the companies merged, with the parent as the surviving corporation. Upon completion of the merger, the Company changed its name to American Millennium Corporation, Inc.

Since the merger, operations have been focused primarily on digital, wireless and wireline communications business.

Basis of Presentation
---------------------

The financial information presented as of any date other than July 31 has been prepared from the books and records without audit. Financial information as of July 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.

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

Income Taxes
------------

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

Investment Tax and Research Tax Credits
---------------------------------------

Investment tax and research tax credits will be recognized as a reduction of the provision for income taxes in the year in which utilized.

Concentrations of Credit Risk and Economic Dependence
-----------------------------------------------------

The Company operates in the continental United States. The Company's ability to collect the amounts due from customers may be affected by economic fluctuations. The Company is economically dependent on Orbcomm USA, L.P. (Orbcomm) for whom it is a value-added reseller. Orbcomm provides satellite service for the Company's tracking devices.
                                      F-5

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

Reclassifications and Restatements
----------------------------------

Amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation of the current year financial statements. Additionally, retroactive effect has been given to the merger for purposes of comparative financial statement presentation.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred.

Advertising costs
-----------------

Advertising costs are expensed as incurred.

Basic Net Loss Per Common Share
-------------------------------

Basic net loss per common share is computed by dividing the net loss by the average number of common shares outstanding during each period. Available stock options at October 31,1998, were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share.

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

NOTE 2.  ACCRUED EXPENSES

Accrued expenses and other liabilities consisted of the following:

              Professional fees                              $        87,000
              Consulting services - officer                           97,003
              Consulting services - other                              7,110
              Royalties                                                5,862
                                                             ---------------
                                                             $       196,975
                                                             ===============

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements

NOTE 3.  RELATED PARTY TRANSACTIONS

An officer of the Company advanced funds to the Company and paid expenses on behalf of the Company. The balance due to this officer at October 31, 1998, was $52,446.

Parties related by virtue of common control made advances to, and paid expenses on behalf, of the Company. The balance due to this related party at October 31, 1998, was $64,120.

The long-term note payable to an officer in the amount of $20,500, is unsecured, due on June 23, 2000, and provides for annual interest at 8%.

Stock Issued for Services
-------------------------

The Board of Directors approved the issuance of 313,000 additional shares of the Company's common stock to be issued under the Consultant Services Plan as compensation for consultation services. Included in the shares issued are 150,000 shares issued to the Chairman of the Board and Chief Executive Officer and 150,000 shares issued to the President and Chief Operating Officer. These shares were granted by the Board of Directors in payment of services during this quarter beyond the scope of the normal duties of these officers. The 300,000 shares issued were valued at $.53 each and were accepted by the officers as payment in full for these services. 10,000 shares were issued to the Vice President of Engineering in lieu of normal compensation and were valued at the average of market price on the date of issuance, totaling $11,300.

NOTE 4.  COMMON STOCK

Stock Issued for Services
-------------------------

During the period, the Company issued common stock pursuant to a Consultant Services Plan. The Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974 and is not qualified under Sec. 401 of the Internal Revenue Code of 1986, as amended. Forms S-8 have been filed with the Securites and Exchange Commission relative to such issuances of stock. Shares have been recorded using the lower of the average price on the date issued or maximum offering price unless otherwise stated.

On August 4, 1998, the Board of Directors approved the issuance of 313,000 additional shares of the Company's common stock to be issued under the Consultant Services Plan as compensation for consultation services. Included in the shares issued are 150,000 shares to be issued to the Chairman of the Board and Chief Executive Officer, 150,000 shares to be issued to the President and Chief Operating Officer, and 10,000 shares to be issued to the Vice President of Engineering. (See Note 2.)

In August 1998, 200,000 additional shares of the Company' s common stock were issued to a president of a publishing company under the Consultant Services Plan, as compensation for consultation services in connection with new business oportunities and promotion of the Company to the public, Subsequent to the issuance of stock, the Company terminated the services of the publishing company and negotiated, on October 21, 1998, for the return of 297,500 shares of the total 425,000 shares issued. Retroactive effect has been given to the return of these shares.

NOTE 5. STOCK OPTIONS

The Company had granted to Edward N. Laughlin, former president, director and majority shareholder, stock options in return for advancing working capital to the Company and providing prior year bank loan guarantees. At October 31, 1998, there were 16,500 shares under option at an exercise price of $2.50 per share which expire April 5, 1999.

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements


NOTE 6.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has incurred operating losses of $328,491 and $983,368 for the periods ending October 31, 1998 and 1997, respectively.

In addition, the Company has used substantial working capital in its operations. As of October 31, 1998, current liabilities exceed current assets by $439,099.

Management plans to raise capital through a private offering of stock as discussed in Note 6 and sales to be used to fund operations and marketing activities related to digital, wireless and wireline communications endeavors.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7. COMMITMENTS AND CONTENGENCIES

Litigation
----------

In October 1997, The Company issued its common stock to two individuals totaling 500,000 shares under a Consultant Services Plan as compensation in connection with promotion of the Company to the public and professionals. At the time of issuance the shares were trading between $2.50 and $3.00 per share. The Company sought to discontinue relations based on their dissatisfaction with the quality of service, lack of service and other business reasons. The Company requested that the previously issued stock be returned at which time they discovered that the stock had been sold. The Company has retained legal counsel who has initiated litigation against the individuals.

In August, 1997, as part of a Stock and Asset Purchase Agreement, the Company issued 400,000 restricted shares of common stock to each of two individuals. The agreement was amended in October, 1997, to reflect a lower valuation of the assets to be acquired in exchange for the stock issued. Accordingly, it was necessary to reduce the number of shares to which these two individuals were entitled to 117,275 shares each. A letter was sent to the individuals requesting the return of the original shares in exchange for issuance of the appropriate number of shares. The original shares were never returned and upon the expiration of their restriction period, the individuals sought to have the restriction removed to enable them to sell the shares. Since the Company believes the shares were issued in error, the Company sought an injunction to prevent the sale of these shares. A temporary injunction was issued on October 27, 1998, upon the filing of a surety bond in the amount of $150,000 by the Company. The case will be heard at a later date.

Rents and Leases
----------------

After recission of the contract for deed, the Company occupied office facilities in Tavares, Florida under a month-to-month agreement, without rent, with a related party. The Company moved their executive offices to Mount Dora, Florida in December 1998.

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

NOTE 7. COMMITMENTS AND CONTENGENCIES (CONTINUED)

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

NOTE 8.  SUBSEQUENT EVENTS

On December 7, 1998, the Company executed a two-year agreement with Potter Financial, Inc. (PFI) to provide to the Company financial and investor relations services, public relations services and direct marketing services. The agreement provided for the Company to grant PFI the following options as a performance bonus:

             100,000 shares @ $.05
             100,000 shares @ $.10
             100,000 shares @ $.75
             100,000 shares @ $1.00
             100,000 shares @ $1.50
             100,000 shares @ $2.00
             100,000 shares @ $2.50
             100,000 shares @ $3.00

All options expire December 31, 2000.

No options have been exercised.

                                INDEX TO EXHIBITS








EXHIBITS

27.1                       Financial Data Schedule