Form 10QSB
period 1999-01-31
AMERICAN MILLENNIUM CORP INC
filed 1999-03-17
CIK 350193

U.S. Securities and Exchange Commission
                             Washington D. C. 20549

                                   Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended January 31, 1999

[  ]                   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE EXCHANGE ACT
               For the transition period from_________ to ________

                           Commission File No. 0-10841
                 ----------------------------------------------
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

                                 (352) 735-0116
                                 --------------
                           (Issuer's telephone number)

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,265,465 as of March 5, 1999

         Transitional Small Business disclosure Format (check one):

Yes       No   X
     ---      ---

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------
                              FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

(a)        Financial Statements and Schedules

The following financial statements are included (with an index listing all such statements) in a separate exhibit at the end of this Form 10-QSB:
         Balance Sheet
         Statements of  Operations
         Statements of Cash Flows
         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         ------------------------------------

Subsequent to the transactions and business interests of the Company outlined in Form 10-QSB for the period ending October 31, 1998, filed January 15, 1999 and 10-KSB Filed on November 13, 1998, the company has made certain material decisions that have narrowed the focus of the business of American Millennium Corporation (AMC), its former subsidiary with which it merged and effected its name change from Energy Optics Inc. to American Millennium Corporation, Inc. on May 27, 1998. Those decisions should serve to define the Company's direction for the near future.

(a)       Plan of Operation
          -----------------
Organization

In a Form 8-K filing on November 24, 1998, with the Securities and Exchange Commission, the Company reported a sequence of transactions including the above referenced merger, along with two agreements to rescind contracts as well as a contract termination. Those transactions resulted in the Company canceling approximately 10,100,000 shares of common stock. Additionally, 265,000 shares of common stock have subsequently been canceled under the terms of the contract termination referenced above.

Therefore, the amount of Company common stock issued and outstanding at the filing date of this report is approximately 11.7 million shares with just over
3.5 million shares in the public float, according to the Company's records. Additionally, on January 26, 1999, the Board of Directors adopted a resolution to provide for employee stock incentives whereby the Company would issue to the present officers, directors and other key insiders (or their assigns) certain shares of the common stock of the Company restricted from sale for a minimum of one year and further subject to any and all limitations on the sale and/or transferability of the stock as per Rule 144 of the U.S. Securities and Exchange Commission. The Board of Directors (the Board) voted to issue a total of 2,025,000 shares of the common stock of the Company as per the resolution to those directors, officers, and employees (or their assigns) with the applicable restrictions referenced above attached to the issuance.

As the result of the Consulting Agreement between WLP and the Company, as well as the stock incentive plan so described above, the amount of common stock issued and outstanding by the Company will increase by 2,425,500 shares, fully diluted, with all options exercised.


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

AMC's contract with Orbcomm allows AMC to provide remote monitoring services to the oil and gas industry, intermodal containers, and refrigerated and flatbed railcars. This means that a railroad company, for example, can determine where a particular refrigerated railcar with a high value load is located by global position as well as the temperature inside the car, the voltage output of the engine, and numerous other functions.

AMC management believes that the overall competitive advantage that the Company may hold as a reseller for the Orbcomm system is most closely tied to the competitive rates it can currently charge. Management is currently marketing the ability to provide accurate, low cost monitoring to the above industries defined in its reseller contract. This will provide the Company with recurring revenues on a monthly basis.

Oil and Gas

AMC has various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. AMC currently has several satellite subscriber communicators (the industry term for transceivers) activated and in field trials. These units are currently monitoring a variety of assets in the United States. AMC plans to market its products and services in the international market place.

Railroad Cars

AMC has completed a testing phase of remote monitoring of a refrigerated railcar under the provisions of a contract the Company has with Union Pacific Railroad, the nation's largest rail company. The original contract called for a prototype unit to be installed on a refrigerated railcar with cellular capability for transmitting data, AMC anticipates the data to be transmitted via satellite in the next phase. AMC has monitored via satellite and cellular the location of a test railcar as well as the battery voltage and refrigerated compartment temperature. The next phase of the contract involves the outfitting of five refrigerated railcars with pre-production models of the AMC wireless equipment. Upon successful completion of this phase with Union Pacific, Union Pacific has the option to place orders in increment of 100 units.

According to railroad industry sources, there are over 1.2 million railcars in the U.S. with over 31,000 of those being refrigerated railcars. AMC is co-developing with a major instrument company a new electronic analog output device for use on refrigerated railcars. This device will use satellites to measure the fuel level required to operate a car. This new low-cost application will retro-fit the hard to read manual gauge.

Intermodal Containers

AMC officials met with Information Technology officials at an intermodal container corporation at their request to discuss a proposal for monitoring their intermodal containers. That company operates some 100 vessels and 200,000 containers (of which 20,000 are refrigerated) globally and 100,000 chassis for hauling the containers overland in North America. At that meeting, AMC proposed to outfit a refrigerated container with a satellite transceiver in the next quarter. This will monitor location and alarm functions such as door openings and temperature. Following that test, AMC will submit a formal proposal to them for monitoring of their container fleet. The Company believes that it can provide a cost effective solution to that company as well as other container companies.

Other Business of the Company

American Millennium Corporation/McLeodUSA Co-venture

AMC has entered into a co-venture with McLeodUSA on a paging application developed by AMC. McLeodUSA (McLeod) is a Cedar Rapids, Iowa based local and long distance telephone provider (known as a Competitive Local Exchange Carrier or CLEC) that went public in 1996.

McLeod is currently dependant upon the Local Exchange Carrier (LEC) to furnish the stutter tone, for a fee, that notifies McLeod's voice mail customers of voice messages waiting when a customer lifts the telephone receiver and hears the tone. According to the Senior Project Engineer at McLeod who had been in charge of the co-venture with AMC, those charges are currently running at over $500,000 per month and are expected to increase to millions of dollars per month as McLeod's voice mail customer base grows. With the advent of new protocal two way re-flex paging. McLeod currently is evaluating the use this platform in relation to it's current obligation with AMC.
McLeod continues to fund the current phase of it's working relationship with AMC.

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

To date, AMC has delivered 150 prototype units and 50 pre-production units to McLeod. The units, distributed among McLeod's management for testing, have operated flawlessly, according to McLeod. AMC expects to produce the units for McLeod upon final specifications being submitted. According to McLeod, their internal needs could exceed one million units.

American Mobile Satellite

AMC's a value-added reseller for Reston, Virginia based American Mobile Satellite (AMS) (NASDAQ: SKYC). The reseller agreement provides AMC the use of AMS's geosnychronous satellite system. AMS provides seamless voice, data, and point-to-multipoint dispatch services to virtually anywhere in North and Central America, the Carribean, and hundreds of miles of surrounding waters. AMS is authorized by the FCC to provide L-band (1.5-1.6 GHz) mobile satellite service in the U.S.

Proprietary Technology Applications

AMC is also a value-added reseller for Dallas, Texas based PageMart. The Company is expected to file a patent for certain proprietary applications of paging technology. AMC has developed certain proprietary technologies for the monitoring of various types of assets utilizing both the Orbcomm LEO system as well as other Radio Frequency (RF) formats for GPS along with functional manipulations aboard those assets. Due to the sensitive and proprietary nature of this technology as well as the Company's intent to protect it to the extent that is possible with patent applications, Management is unable to disclose specific aspects of the systems. Nevertheless, Management believes that the applications are both valuable and viable. The Company is presently in discussion with several companies regarding licensing and/or joint venture proposals within the scope of the technologies and their respective applications.

AMC has retained the services of Pittenger and Smith, a Denver, Colorado based patent, trademark, and copyright law firm, to effect these applications.

In addition to Orbcomm, American Mobile Satellite, PageMart and SPS Technologies for which it is a value-added reseller, AMC has strategic partnerships with Griffin Petroleum, Trimble Navigation, Union Pacific Railroad, Pacific Arepco, and Hersey Measurement Company.

Summary

In its role as a developer of digital, wireline, and wireless products, AMC provides solutions for its customers utilizing cutting edge technology in the telecommunications industry, AMC is currently presenting the uses of its technologies to leaders in various industries. Management believes its unique approach to recent technological developments allowing the interfacing of multiple communication platforms should position AMC to emerge as an industry leader in the field of data transfer.

Management believes that a significant market exists for potential applications of AMC's technology that involve remote monitoring and systems function manipulations. Corporate management can monitor their equipment, production levels, and track global position as well as control functions and have data reported from the particular asset that can be downloaded onto a secure Internet website which can then be accessed from anywhere in the world. The reports are typically available and can be delivered in as little as 60 seconds after an Orbcomm satellite flies over the monitored asset, reads, and transmits the data to an Orbcomm Earth Station.

AMC will continue to market these services to the rail, intermodal container, and oil and gas industries with its Orbcomm reseller contract. It will continue to market its various patent pending paging technology solutions to the telecommunications industry.

The ability to provide satellite monitoring for industries within AMC's reseller contract with Orbcomm means that the Company is able to charge a specified rate per month for each asset being monitored. The charge can range from a few dollars per month to upwards of $100 per month, depending on the amount of data and the frequency of reports required by the owner of the asset being monitored.

In addition to the potential of substantial hardware sales, a strong growth of recurring revenues is a goal of the Company, these revenues derived from monthly satellite and paging monitoring revenues will build value for the shareholders and provide a basis for independent appraisals of AMC's network of subscribers.

Recent Business Activity

In recent business activity related to the above referenced initiatives, the Company entered into an agreement with Compressor Systems, Inc. (CSI) in Midland, Texas to provide two satellite transceiver units as well as air time for wireless remote monitoring of a mainline station and a natural gas well located in the Permian Basin of West Texas. CSI is one of the nation's largest single source providers of sales, leasing, engineering, fabrication, and operator of gas compression equipment. CSI operates through 13 regional sales offices and with over 120 technical service representatives located throughout the U.S.

The two units contracted for by CSI were provisioned by AMC to monitor the gas well compressors and the mainline station compressor via the ORBCOMM satellite system. CSI will receive daily reports that the units are running or not running, as well as alarm reports whenever the units shut down unexpectedly. The Company will provide a secure website on the Internet for CSI to view the operating conditions and alarms.

Additionally, the Company reached an agreement with Eco-Max Systems, Inc. (Eco-Max) for an investment by Eco-Max to fund a joint technology investment between the two companies. Eco-Max is a developer and manufacturer of rotary powered generators, agricultural pumps, and marine propulsion systems that utilize proprietary design features. The $100,000 investment is intended to fund development of specialized applications of AMC's satellite monitoring capabilities whereby such conditions as voltage output, fuel levels, flow rates, and emissions output can be read from a webpage on the Internet.

The investment is for 200,000 shares of the Company's common stock restricted from sale for a minimum of one year along with options for Eco-Max to purchase an additional 400,000 shares of restricted stock at prices ranging from one to two dollars per share.

The Company recently implemented the use of an enhanced notification service as a value-added feature to its satellite monitoring service. By outsourcing the use of a call center, AMC can offer its customers the added security of being notified by a telephone call, fax, or pager message of the status or change in conditions of the asset being monitored.

The enhanced service is performed by operators on duty 24 hours a day, seven days a week who notify the customer in a manner customized to the customer's needs. Management believes that this feature will expand the use of its monitoring service by making data and information available without the use of a computer.



(b)       Managements Discussion and Analysis of Financial Condition and
          Results of Operations
          --------------------------------------------------------------
Sales
-----
During the six months ended January 31, 1999, sales declined approximately 29% compared to the same period in 1998. The decline in sales is attributable to the re-focus of the Company's business. The goal is to develop new products that grow revenue and earnings in markets they compete in. The Company does not have the funds to support a marketing and sales effort to further expand.

Cost of Sales
-------------
These costs declined approximately 77% in the six-month period ended January 31, 1999, as compared to January 31, 1998. The decline in these costs can be attributed primarily to the reduction of expenses to re-focus its business products and cutting costs to stay competitive and the Company managed its cost of sales more effectively.

Rent Income
-----------
The decline in rent income was due to an Agreement to Rescind Contract for Deed on the property in Tavares, Florida, which resulted in the Company no longer owning the property.

Payroll, Payroll Taxes and Related Benefits
-------------------------------------------
Payroll, payroll taxes, and related benefits were declined approximately 82% in the six months ended January 31, 1999 as compared to January 31, 1998. This is attributable to the fact that the Company had one employee during the prior six months ended January 31, 1999.

General and Administrative
--------------------------
There was an approximate 14% decrease in other selling and administrative expenses compared to the prior six months. The general and administrative costs decreased due to the Company's re-focus on its newly identified core business. The focus is to perform with the new resources and stay competitive. The current general and administrative projections will enable the Company to take every advantage of the cost savings and still offer quality products that are expected to be ready to launch in the near future.

Consulting and Professional
---------------------------
Consulting and professional decreased 59% from $874,888 to $362,973, for the six months ended January 31, 1999 and 1998 respectively.

Minority Interests
------------------
The Company discontinued all operations in 1998 in which it had a minority interest.

Net Loss
--------
The net loss was reduced to ($389,123) or ($.03 0 per share as compared to ($3,927,313), or ( $.32) per share, for the six months ended January 31, 1999 and 1998 respectively.

Liquidity and Capital Resources
-------------------------------
As a result of the net loss incurred, the Company has used substantial working capital in its operations. As of January 31, 1998, current liabilities exceeded current assets by $448,606.

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



--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------
                                OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

(3.1) Articles of Incorporation, as amended to date of this report (incorporated by reference Form 8-K filed December 9, 1998, File No. 000-10841-D)
(27)         Financial Data Schedule

SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          American  Millennium Corporation, Inc.

DATED: March 12, 1999                           By:  /s/ James C. Statham
                                                     ---------------------------
                                                     James C. Statham, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATED: March 12, 1999                            By: /s/ Stephen F. Watwood
                                                     ---------------------------
                                                     Stephen Watwood, Director, Chairman of the Board and Chief Executive Officer
                                                     (Principal Executive Officer)

DATED: March 12, 1999                            By: /s/ James C. Statham
                                                     ---------------------------
                                                     James C. Statham, President, Director and Chief Operations Officer

DATED: March 12, 1999                            By: /s/ Shirley M. Harmon
                                                     ---------------------------
                                                     Shirley Harmon, Director

DATED: March 12, 1999                            By: /s/ Thomas W. Roberts
                                                     ---------------------------
                                                     Thomas Roberts, Chief Financial Officer, and Treasurer

DATED: March 12, 1999                            By: /s/ Renee C. Riegler
                                                     ---------------------------
                                                     Renee Riegler, Secretary, Assistant
                                                     Treasurer (Corporate Secretary)

                                    CONTENTS







CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet                                                          F-2

     Income Statement                                                       F-3

     Statements of Cash Flows                                        F-4 to F-5

     Notes to Financial Statements                                  F-6 to F-12

AMERICAN MILLENNIUM CORPORATION, INC.
(UNAUDITED)
CONSOLIDATED BALANCE SHEET

                                                                January 31, 1999
                                                                ================
ASSETS
CURRENT ASSETS
     Cash                                                          $     16,974
     Inventory                                                     $      6,535
     Prepaid expenses                                              $        535
    Other Current Assets                                           $      3,040
                                                                   ------------

         TOTAL CURRENT ASSETS                                      $     27,084

PROPERTY, PLANT AND EQUIPMENT
     Equipment, furniture and fixtures                             $     89,503
     Transportation equipment                                      $      7,500
                                                                   ------------

TOTAL PROPERTY, PLANT AND EQUIPMENT, AT COST                       $     97,003
     Accumulated depreciation                                      $     19,269
                                                                   ------------

         TOTAL PROPERTY, PLANT AND EQUIPMENT, NET BOOK VALUE
                                                                   $     77,734
                                                                   ------------

TOTAL ASSETS                                                       $    104,818
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                              $    109,317
     Accrued expenses and other liabilities                        $    202,617
     Due to Others, without interest, due upon demand              $     80,010
     Due to stockholders and other related parties,
         without interest, due on demand                           $     83,746
                                                                   ------------

        TOTAL CURRENT LIABILITIES                                  $    475,690
                                                                   ============

STOCKHOLDERS' EQUITY (NOTES 4 AND 5)

     Common stock, $.001 par value, 60,000,000 shares
        authorized, 12,645,010 shares issued and
        outstanding                                                $     12,645
     Additional paid-in capital                                    $ 10,454,862
     Deficit                                                       $(10,838,379)
                                                                   ------------

        TOTAL STOCKHOLDERS' EQUITY BEFORE MINORITY INTERESTS
     Minority interests

        TOTAL STOCKHOLDERS' EQUITY                                 $   (370,872)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    104,818
                                                                   ============

SEE ACCOMPANYING NOTES.

AMERICAN MILLENNIUM CORPORATION, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME


                                                                FOR THE SIX MONTHS ENDED JANUARY 31,
                                                                         1999              1998
                                                                =====================================
REVENUES
     Sales                                                            $     85,594    $    110,714
     Cost of sales                                                    $     13,475    $     59,285
                                                                      ------------    ------------
         Gross margin                                                 $     72,119    $     51,429
     Rents - Related Parties                                                     $    $     46,014
                                                                      ------------    ------------
         TOTAL NET REVENUES                                           $     72,119    $     97,443

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Consulting                                                       $    273,831    $    263,200
     Professional                                                     $     89,142    $    611,688
     General and administrative                                       $     60,559    $     69,154
     Salaries and related                                             $     15,220    $     84,945
     Selling                                                          $     10,869    $     16,753
     Research and development                                         $      4,175    $     12,147
     Depreciation                                                     $      6,848    $     21,685
     Interest                                                         $        598    $      6,473

         TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           $    461,242    $  1,086,045
                                                                      ------------    ------------

OTHER LOSSES                                                                     $    $      5,200

LOSS FROM CONTINUING OPERATIONS                                       $   (389,123)   $   (992,802)
                                                                      ------------    ------------

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
     Loss from discontinued operations, net of income taxes of $0                $    $    777,411
     Estimated loss on disposition, net of income taxes of $0                    $    $  2,161,522
                                                                      ------------    ------------

LOSS FROM DISCONTINUED OPERATIONS                                                $    $  2,938,933

LOSS BEFORE EXTRAORDINARY ITEMS                                       $   (389,123)   $ (3,931,735)
                                                                      ============    ============

(LOSS) INCOME BEFORE LOSS ATTRIBUTABLE TO MINORITY INTERESTS          $   (389,123)   $ (3,931,735)
LOSS ATTRIBUTABLE TO MINORITY INTERESTS                                          $    $      4,422
                                                                      ------------    ------------

NET (LOSS) INCOME                                                     $   (389,123)   $ (3,927,313)
                                                                      ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                    15,087,010      12,239,814
                                                                      ============    ============
     (PRIMARY AND FULLY DILUTED)

(LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE LOSS FROM
     DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS
     (PRIMARY AND FULLY DILUTED)                                      $      (0.03)   $      (0.08)
                                                                      ============    ============

(LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY ITEMS
     (PRIMARY AND FULLY DILUTED)                                      $      (0.03)   $      (0.32)
                                                                      ============    ============

(LOSS) NET INCOME PER COMMON SHARE (PRIMARY AND FULLY DILUTED)        $      (0.03)   $      (0.32)
                                                                      ============    ============

SEE ACCOMPANYING NOTES

AMERICAN MILLENNIUM CORPORATION, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE SIX MONTHS ENDED JANUARY 31,
                                                                        1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                            $  (389,123)   $(3,927,313)
       Adjustments to reconcile net income (loss) to net
         cash used provided by operating activities:
         general and administrative                                 $     6,848    $    21,685
         Loss from unconsolidated subsidiary                        $      --      $     4,422
         Loss from discontinued operations                                         $ 2,350,640
         Stock exchanged for payment of operating expenses                         $   623,172
         Loss on asset disposition                                                 $     5,200
         Forgiveness of debt

       (Increase) decrease in assets:                                              $  (152,745)
         Accounts receivable                                                       $  (147,909)
         Net current assets of discontinued operations                             $   (10,969)
         Prepaid expenses                                                          $    (8,037)
         Other assets                                                              $  (309,600)
         Net other assets of discontinued operations
       Increase (decrease) in liabilities:                          $   (28,317)   $   130,748
         Accounts payable                                           $              $   309,260
         Net current liabilities of discontinued operations         $   113,229    $    35,055
         Accrued expenses and other liabilities
                                                                    $  (297,363)   $(1,076,391)
                                                                    ===========    ===========
           NET CASH USED BY OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements
     Purchase of property, plant and equipment                      $    (3,000)   $   (52,738)
     Other                                                          $              $    (8,037)
        DISBURSEMENTS FROM INVESTING ACTIVITIES                     $    (3,000)   $   (60,775)
         NET CASH USED BY INVESTING ACTIVITIES                      $    (3,000)   $   (68,812)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                           $   292,490    $    70,740
     Sale of common stock to minority interests                                    $   394,059
     Capital lease for equipment                                    $              $    37,933
     Proceeds from others                                           $     8,000    $    14,591
     Proceeds from related parties                                  $              $   628,440

       RECEIPTS FROM FINANCING ACTIVITIES                           $   300,490    $ 1,131,173
                                                                    -----------    -----------

Disbursements
     Payments on capital lease for equipment                        $              $   (14,589)
     Payments on notes payable to stockholders/officers             $              $    (1,500)

       DISBURSEMENTS FROM FINANCING ACTIVITIES                                     $   (16,089)

           NET CASH PROVIDED BY FINANCING ACTIVITIES                $   300,490    $ 1,115,084
                                                                    ===========    ===========

Table continued next page

AMERICAN MILLENNIUM CORPORATION, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

 NET INCREASE IN CASH AND EQUIVALENTS                               $       127    ($   22,082)

 CASH  AND EQUIVALENTS - BEGINNING                                  $    16,847    $       536


 CASH AND EQUIVALENTS (BANK OVERDRAFT) - ENDING                     $    16,974    ($   21,546)


 SUPPLEMENTAL DISCLOSURES:
    Common stock issued for acquisition of net assets of
         consolidated subsidiaries                                  $              $ 1,454,778
    Common stock issued for acquisition of property, plant
         and equipment                                              $              $ 1,529,815
    Common stock issued for acquisition of 20% owned
         subsidiary                                                 $              $    49,215
    Common stock issued in exchange for note payable to
         officer/director                                           $              $    55,170
    Common stock issued for settlement of debt to Small
         Business Administration                                    $              $    40,000
    Note payable issued in exchange for real estate                 $              $   258,900
    Interest paid                                                   $              $     6,473



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

Basis of Presentation
---------------------

The financial information presented as of any date other than July 31, 1998 has been prepared from the books and records without audit. Financial information as of July 31, 1998 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.

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

Basic Net Loss Per Common Share
-------------------------------

Basic net loss per common share is computed by dividing the net loss by the average number of common shares outstanding during each period. Available stock options at January 31, 1999, were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share.

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

NOTE 2.  ACCRUED EXPENSES

Accrued expenses and other liabilities consisted of the following:

              Professional fees                                $ 34,362
              Consulting services                              $168,255
                                                               --------
                                                               $202,617

NOTE 3.  RELATED PARTY TRANSACTIONS

An officer of the Company advanced funds to the Company and paid expenses on behalf of the Company. The balance due to this officer at January 31, was $52,446.

Parties related by virtue of common control made advances to, and paid expenses on behalf, of the Company. The balance due to this related party at January 31, 1999 was $64,120.

The long-term note payable to an officer in the amount of $20,500, is unsecured, due on June 23, 2000, and provides for annual interest at 8%.


NOTE 4.  COMMON STOCK

Stock Issued for Services
-------------------------

During the period, the Company issued common stock pursuant to a Consultant Services Plan. The Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974 and is not qualified under Sec. 401 of the Internal Revenue Code of 1986, as amended. Forms S-8 have been filed with the Securities and Exchange Commission relative to such issuances of stock. Shares have been recorded using the lower of the average price on the date issued or maximum offering price unless otherwise stated.

On December 8, 1998, the Board of Directors approved the issuance of 50,000 additional shares of the Company's common stock to be issued under the Consultant Service Plan as compensation for consultation services. Included in the shares issued are fifty thousand (50,000) shares to be issued to Brenda Lee Hamilton.

On January 12, 1999, the Board of Directors approved the issuance of 200,000 additional shares of the Company's common stock to be issued under the Consultant Services Plan as compensation for consultation services. Included in the shares issued are two hundred thousand (200,000) shares to be issued to Brenda Lee Hamilton for services in 1999.

NOTE 5.  STOCK OPTIONS

The Company had granted to Edward N. Laughlin, former president, director and majority shareholder, stock options in return for advancing working capital to the Company and providing prior year bank loan guarantees. At January 31, 1998, there were 16,500 shares under option at an exercise price of $2.50 per share which expire April 5, 1999.

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

All options expire December 31, 2000

The Company reached an agreement with Eco-Max Systems, Inc. (Eco-Max) for an investment of $100,000 by Eco-Max to fund a joint technology development agreement. Eco-Max is a developer and manufacturer of rotary powered generators, agricultural pumps, and marine propulsion systems that utilize proprietary design features.

The investment is for 200,000 shares of the Company's common stock restricted from sale for a minimum of one year along with options for Eco-Max to purchase an additional 400,000 shares of restricted stock at prices ranging from one to two dollars per share. Upon full execution of all options an additional $600,000 in revenue would be invested into the Company.

NOTE 6.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has incurred operating losses of $389,123 and $992,802 for the periods ending January 31, 1999 and 1998, respectively.

In addition, the Company has used substantial working capital in its operations. As of January 31, 1999, current liabilities exceed current assets by $448,606.

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

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

James C. Statham filed a personal Chapter 7 bankruptcy jointly with his wife in April of 1997. The matter was discharged in federal court in January of 1998. The bankruptcy filing did not involve the operations of a corporation or any other business entity whereby any debts discharged involved employees or any tax issues related to employee federal or state withholding taxes. The joint filing referenced above by Mr. Statham and his wife was of strictly a personal nature and not in any way involved in the operation of a business or its management.

NOTE 8.  SUBSEQUENT EVENTS

No options have been exercised.

                                INDEX TO EXHIBITS


EXHIBITS

27   Financial Data Schedule