Form 10QSB/A
period 1999-01-31
AMERICAN MILLENNIUM CORP INC
filed 1999-05-14
CIK 350193

U.S. Securities and Exchange Commission
                             Washington D. C. 20549

                                  Form 10-QSB/A
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1999

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

                    29425 County Road 561, Tavares, FL 32778
                    ----------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (l) Yes X No_ (2) Yes X No_

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,408,422 as of March 17, 1999.

         Transitional Small Business disclosure Format (check one):

Yes ____  No ____

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------
                              FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

(a)      Financial Statements and Schedules

The following financial statements are included (with an index listing all such statements) in a separate exhibit at the end of this Form 10-QSB/A:
         Balance Sheet
         Statements Operations
         Statements of Cash Flows
         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         ------------------------------------

Subsequent to the transactions and business interests of the Company outlined in Form 10-QSB for the period ending October 31, 1998, filed January 15, 1999 and 10-KSB Filed on November 13, 1998, the company has made certain material decisions that have narrowed the focus of the business of American Millennium Corporation, Inc. (AMCI). Those decisions should serve to define the Company's direction for the near future.

(a)       Plan of Operation
          -----------------

Organization

In a Form 8-K filing on November 24, 1998, with the Securities and Exchange Commission, the Company reported a sequence of transactions including the previously reported merger, along with two agreements to rescind contracts as well as a contract termination. Those transactions resulted in the Company canceling approximately 10,100,000 shares of common stock. Additionally, 265,000 shares of common stock have subsequently been canceled under the terms of the contract termination referenced above. As of March 17, 1999, the amount of Company common stock issued and outstanding is approximately 15.4 million shares with just over 3.8 million shares in the public float, according to the Company's records.

On February 12, 1999, the Company entered into a Consulting Agreement with Wilson, Lombard and Partner (WLP). WLP is an investor relations firm with experience in the dissemination of information about private and public companies to prospective investors both domestically and internationally. Under the terms of the agreement, WLP will furnish various services to the Company including, but not necessarily limited to, acting as liaison between the Company and its shareholders, advisor to the Company with respect to existing and potential market-makers, broker-dealers, underwriters, and investors, as well as advisor to the Company and as liaison as regards the financial media, analysts, and other such members of the financial community. The term of the consultancy is for a period of three (3) years from the date of the contract for which WLP is to receive remuneration for performance of these services as follows:

     a. 50,000 shares of the common stock of the Company restricted from sale for one year from the date of issuance,
     b.   150,000 free trading shares of common stock, and

     c. options to purchase up to 200,000 shares of the common stock of the Company at an exercisable price of $0.30 per share which shall be restricted from sale for a period of one year.

On December 7, 1998, the Company executed a two-year agreement with Potter Financial, Inc. (PFI) to provide to the Company financial and investor relations services, public relations services and direct marketing services. The agreement provided for the Company to grant PFI a total of 800,000 options as a performance bonus with an exercise price ranging from $.05 to $3.00. These options expire December 31, 2000.

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

As the result of the Consulting Agreement between WLP, PFI and the Company, as well as the stock incentive plan so described above, the amount of common stock issued and outstanding by the Company will increase by 3,225,500 shares, fully diluted, with all options exercised.

In Form 10-QSB filed on January 15, 1999, for the period ending October 31, 1998, the Company reported the filing of Form 8-K on November 24, 1998, with the Securities and Exchange Commission referencing certain transactions that resulted in the Company canceling approximately 10,100,000 shares of its common stock and the subsequent cancellation of an additional 100,000 shares of common stock under the terms of an agreement between the Company and the president of Grant Douglas Publishing signed on October 21, 1998. Under said agreement of October 21, 1998, the president of Grant Douglas Publishing returned an additional 65,000 shares of the Company's stock which was canceled by the Company and returned to the treasury on February 9, 1999.

Company Focus on Core Business

AMCI is a provider of hardware and software solutions to the wireless and wireline telecommunications industries. AMCI has experience in a variety of communications platforms including satellite, CDPD (cellular digital packet data), cellular, various other radio frequency (RF) protocols, and wireline. The business of AMCI is to bring solution oriented combinations of hardware and software to the market to facilitate timely, accurate, and cost effective one-way and two-way delivery of information to the rapidly expanding wireless communications industry.

AMCI/ORBCOMM Reseller Contract

AMCI is a value-added reseller for ORBCOMM USA L.P. ORBCOMM is a "low earth orbit" (LEO) satellite company which is a joint venture between Orbital Sciences, Inc. and Teleglobe of Canada, Inc. To date, ORBCOMM has launched all 28 LEOs of its proposed "constellation" into orbit. Plans call for an additional 8-10 satellites to be launched later.

AMCI's contract with ORBCOMM allows AMCI to provide remote monitoring services to the oil and gas industry, intermodal containers, and the U.S. rail industry with the exception of railcars used exclusively for the transportation of automobiles and trucks. This means that a railroad company, for example, can determine where a particular refrigerated railcar with a high value load is located by global position as well as the temperature inside the car, the voltage output of the engine, and numerous other functions.

AMCI management believes that the overall competitive advantage that the Company may hold as a reseller for the ORBCOMM system is most closely tied to the competitive rates it can currently charge. Management is currently marketing the ability to provide accurate, low cost monitoring to the above industries defined in its reseller contract. This will provide the Company with recurring revenues on a monthly basis.

Oil and Gas

AMCI has various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors AMCI currently has several satellite subscriber communicators (the industry term for transceivers) activated and in field trials. These units are currently monitoring a variety of assets in the United States. AMCI plans to market its products and services in the international market place.

Railroad Cars

AMCI has completed a testing phase of remote monitoring of a refrigerated railcar under the provisions of a contract the Company has with Union Pacific Railroad, the nation's largest rail company. The original contract called for a prototype unit to be installed on a refrigerated railcar with cellular capability for transmitting data, AMCI anticipates the data to be transmitted via satellite in the next phase. AMCI has monitored via satellite and cellular the location of a test railcar as well as the battery voltage and refrigerated compartment temperature. The next phase of the contract involves the outfitting of five refrigerated railcars with pre-production models of the AMCI wireless equipment. Upon successful completion of this phase with Union Pacific, Union Pacific has the option to place orders in increment of 100 units.

Intermodal Containers

AMCI has held discussions with an intermodal container corporation regarding AMCI's proposal to outfit a refrigerated container with a satellite transceiver to monitor location and alarm functions such as door openings and temperature. Following such a test, AMCI would submit a formal proposal for the monitoring of the corporation's container fleet.

Other Business of the Company

American Mobile Satellite

AMCI's a value-added reseller for Reston, Virginia based American Mobile Satellite (AMS) (NASDAQ: SKYC). The reseller agreement provides AMCI the use of AMS's geosnychronous satellite system. AMS provides seamless voice, data, and point-to-multipoint dispatch services to virtually anywhere in North and Central America, the Caribbean, and hundreds of miles of surrounding waters. AMS is authorized by the FCC to provide L-band (1.5-1.6 GHz) mobile satellite service in the U.S.

Proprietary Technology Applications

AMCI is also a value-added reseller for Dallas, Texas based PageMart. The Company is expected to file a patent for certain proprietary applications of paging technology. AMCI has developed certain proprietary technologies for the monitoring of various types of assets utilizing both the ORBCOMM LEO system as well as other Radio Frequency (RF) formats for GPS along with functional manipulations aboard those assets. Due to the sensitive and proprietary nature of this technology as well as the Company's intent to protect it to the extent that is possible with patent applications, Management is unable to disclose specific aspects of the systems. Nevertheless, Management believes that the applications are both valuable and viable. The Company is presently in discussion with several companies regarding licensing and/or joint venture proposals within the scope of the technologies and their respective applications.

AMCI has retained the services of Pittenger and Smith, a Denver, Colorado based patent, trademark, and copyright law firm, to effect these applications. In addition to ORBCOMM, American Mobile Satellite, PageMart and SPS Technologies for which it is a value-added reseller, AMCI has business relationships with Griffin Petroleum, Trimble Navigation, Union Pacific Railroad, Pacific Arepco, and Hersey Measurement Company.

American Millennium Corporation, Inc./McLeodUSA Co-venture

AMCI has entered into a co-venture with McLeodUSA on a paging application developed by AMCI. McLeodUSA (McLeod) is a Cedar Rapids, Iowa based local and long distance telephone provider (known as a Competitive Local Exchange Carrier or CLEC) that went public in 1996.

McLeod is currently dependent upon the Local Exchange Carrier (LEC) to furnish the stutter tone, for a fee, which notifies McLeod's voice mail customers of voice messages waiting when a customer lifts the telephone receiver and hears the tone. The solution, as proposed by AMCI and co-developed with McLeod, called for a small desktop paging device. When a voice message is left for a customer, the telephone switch notifies the PageMart system (for whom AMCI is a value-added reseller). The PageMart system in turn activates the pager that blinks brightly through a portal molded into McLeod's trademarked icon, thereby bypassing the LEC. AMCI also has the capability to build in E-mail I.D. and Caller I.D. into the same pager. To date, AMCI has delivered 150 prototype units and 50 pre-production units to McLeod.

Summary

In its role as a developer of digital, wireline, and wireless products, AMCI provides solutions for its customers utilizing cutting edge technology in the telecommunications industry, AMCI is currently presenting the uses of its technologies to leaders in various industries. Management believes its unique approach to recent technological developments allowing the interfacing of multiple communication platforms should position AMCI to emerge as an industry leader in the field of data transfer.

Management believes that a significant market exists for potential applications of AMCI's technology that involve remote monitoring and systems function manipulations. Corporate management can monitor their equipment, production levels, and track global position as well as control functions and have data reported from the particular asset that can be downloaded onto a secure Internet website which can then be accessed from anywhere in the world. The reports are typically available and can be delivered in as little as 60 seconds after an ORBCOMM satellite flies over the monitored asset, reads, and transmits the data to an ORBCOMM Earth Station.

AMCI will continue to market these services to the rail, intermodal container, and oil and gas industries with its ORBCOMM reseller contract. It will continue to market its various patent pending paging technology solutions to the telecommunications industry.

The ability to provide satellite monitoring for industries within AMCI's reseller contract with ORBCOMM means that the Company is able to charge a specified rate per month for each asset being monitored. The charge can range from a few dollars per month to upwards of $100 per month, depending on the amount of data and the frequency of reports required by the owner of the asset being monitored. In addition to the potential of substantial hardware sales, a strong growth of recurring revenues is a goal of the Company, these revenues derived from monthly satellite and paging monitoring revenues will build value for the shareholders and provide a basis for independent appraisals of AMCI's network of subscribers.

Recent Business Activity

In recent business activity related to the above referenced initiatives, on January 14, 1999, the Company announced that it had entered into an agreement with Compressor Systems, Inc. (CSI) in Midland, Texas to provide two satellite transceiver units as well as air time for wireless remote monitoring of a mainline station and a natural gas well located in the Permian Basin of West Texas. CSI is one of the nation's largest single source providers of sales, leasing, engineering, fabrication, and operator of gas compression equipment. CSI operates through 13 regional sales offices and with over 120 technical service representatives located throughout the U.S.

The two units contracted for by CSI were provisioned by AMCI to monitor the gas well compressors and the mainline station compressor via the ORBCOMM satellite system. CSI will receive daily reports that the units are running or not running, as well as alarm reports whenever the units shut down unexpectedly. The Company will provide a secure website on the Internet for CSI to view the operating conditions and alarms.

Additionally, on January 12, 1999, the Company reached an agreement with Eco-Max Systems, Inc. (Eco-Max) for an investment by Eco-Max to fund a joint technology investment between the two companies. Eco-Max is a developer and manufacturer of rotary powered generators, agricultural pumps, and marine propulsion systems that utilize proprietary design features. The $100,000 investment is intended to fund development of specialized applications of AMCI's satellite monitoring capabilities whereby such conditions as voltage output, fuel levels, flow rates, and emissions output can be read from a webpage on the Internet.

The investment is for 200,000 shares of the Company's common stock, restricted from sale for a minimum, of one year along with options for Eco-Max to purchase an additional 400,000 shares of restricted stock at prices ranging from one to two dollars per share.

The Company recently implemented the use of an enhanced notification service as a value-added feature to its satellite monitoring service. By outsourcing the use of a call center, AMCI can offer its customers the added security of being notified by a telephone call, fax, or pager message of the status or change in conditions of the asset being monitored. The enhanced service is performed by operators on duty 24 hours a day, seven days a week who notify the customer in a manner customized to the customer's needs. Management believes that this feature will expand the use of its monitoring service by making data and information available without the use of a computer.

The Company recently announced that it is marketing the new GSC 100 from Magellan. The handheld device allows a user to chart his/her position anywhere in the world, send and receive e-mail, save up to 100 messages, and store up to 150 addresses, according to Magellan. To send e-mail to any Internet address, the user simply keys in the message and destination address on the back-lit key pad and then sends the message up to one of 28 orbiting ORBCOMM satellites. To receive e-mail, the user powers the unit up in order to "ask the satellite" for messages, and an ORBCOMM satellite transmits the messages directly to the GSC 100.

On March 2, 1999, the Company was listed for trading on the Berlin Stock Exchange in Germany, Berliner Wertpapierborse. The Company's stock number is 919284 under the ticker symbol ARU. According to information published by the exchange on its website, over 2,800 international companies are listed on the exchange, including more than 1,000 U.S. companies. The Berlin Exchange is known for showcasing young, innovative, high-tech companies, according to a company spokesman.

(b) Managements Discussion and Analysis of Financial Condition and Results of Operations

Sales
-----
During the six months ended January 31, 1999, sales declined approximately 29% compared to the same period in 1998. The decline in sales is attributable to the re-focus of the Company's business. The goal is to develop new products that grow revenue and earnings in markets they compete in. The Company does not have the funds to support a marketing and sales effort to further expand.

Cost of Sales
-------------
These costs declined approximately 81% in the six-month period ended January 31, 1999, as compared to January 31, 1998. The decline in these costs can be attributed primarily to the reduction of expenses to re-focus its business products and cutting costs to stay competitive and the Company managed its cost of sales more effectively.

Payroll, Payroll Taxes and Related Benefits
-------------------------------------------
Payroll, payroll taxes, and related benefits declined approximately 64% in the six months ended January 31, 1999, as compared to January 31, 1998. This is attributable to the fact that the Company had two employees during the prior six months ended January 31, 1999.

General and Administrative
--------------------------

There was an approximate 33% decrease in other selling and administrative expenses compared to the six-month period a year ago. The general and administrative costs decreased due to the Company's re-focus on its newly identified core business. The focus is to perform with the new resources and stay competitive. The current general and administrative projections will enable the Company to take every advantage of the cost savings and still offer quality products that are expected to be ready to launch in the near future.

Consulting and Professional
---------------------------
Consulting and professional decreased 83% from $3,077,880 to $511,160, for the six months ended January 31, 1999 and 1998, respectively. The large decrease is primarily from the fact that the Company decreased its consulting and professional services.

Minority Interests
------------------
The Company discontinued all operations in 1998 in which it had a minority interest.

Net Loss
--------
The net loss was reduced to $545,780 or $.04 per share as compared to $5,905,881, or $.29 per share, for the six months ended January 31, 1999 and 1998 respectively. Net loss was reduced largely due to the discontinued operations of the subsidiary, Lean Protein Foods, Inc., which was discontinued, in the prior year, because of the Company re-focusing its business on digital, wireless and wireline telecomminications business.

Liquidity and Capital Resources
-------------------------------
As a result of the net loss incurred, the Company has used substantial working capital in its operations. As of January 31, 1999, current liabilities exceeded current assets by $518,798.

Conditions have existed to limit the ability of the Company to market its products and services at amounts sufficient to recover an acceptable amount of operating and administrative costs. However, newly instituted controls and new products should reverse this condition.

The Company believes that a significant base of recurring revenues derived from monthly satellite and paging monitoring charges will build value for the shareholders. The Company's principal marketing efforts are directed toward the oil and gas, intermodal container, and railroad industries which have a need for monitoring of high value assets. Marketing efforts are performed by the Company's personnel and outside sales service providers. The Company has, and will continue through 1999, marketed its services at industry trade shows. The Company anticipates that during 1999 revenues are expected to begin to accrue from the enrollment of subscribers based in its various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. The Company will continue to market its services to those companies for deployment of its system on a fleet basis in order to optimize upon subscriber enrollment. The Company currently has over one dozen satellite subscriber communicators (the industry term for transceivers) activated and in field trials. The units are either in test mode for proof of concept or have been installed in direct conjunction with proposals currently in place. These units are currently monitoring a variety of assets both domestically and abroad.

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

To satisfy its cash requirements for the next twelve months the Company is in the process of preparing a private offering of the Company's common stock. The offering is being made on a "best efforts" basis with the minimum required subscription of $100,000 (100 units) and the maximum subscription of $1,500,000 (1,500 units). This offering is being made in accordance with exemptions from registration under Regulation D, Rule 506 of the Securities Act of 1933. The matters discussed in (a) and (b) above contain forward-looking statements as defined under Rule 175 of the Securities Act and many factors could cause actual results to differ materially from those in the forward looking statements.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------
                                OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings
         -----------------

In April, 1997, James C. Statham filed a personal Chapter 7 bankruptcy which was discharged in January, 1998. The bankruptcy filing did not involve the operations of a corporation or any other business entity whereby any debts discharged involved employees or any tax issues related to employee federal or state withholding taxes.

On November 18, 1998 Terry G. Wigton was appointed to the Company's Board of Directors. Mr. Wigton was also appointed to the position of Chief Financial Officer. Mr. Wigton is a party to a Commodities Futures Trading Corporation investigation that has not been concluded. The Company is not involved in the investigation.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------

         (3.1) Articles of Incorporation, as amended to date of this report (incorporated by reference Form 8-K filed June 11, 1998, File No. 000-10841-D)
         (27)     Financial Data Schedule
         (99)     Financial Statements

    (b) Reports on Form 8-K The Company filed a current report on Form 8-K dated November 19, 1998 to report on the cancellation of 8,000,000 shares, which were in the treasury. The cancellation of 2,000,000 shares which were returned as per the Agreement to Rescind Contract for Deed, as reported in the Company's Form 10-KSB filed on November 13, 1998. Also reported was the termination of a Consultant Services Plan between the Company and the president of Grant Douglas Publishing on October 21, 1998. The negotiated agreement provided for the return of 297,000 shares of stock out of the total 425,000 shares issued. These events resulted in the cancellation of 10,100,000 shares.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      AMERICAN MILLENNIUM CORPORATION, INC.

DATED: March 17, 1999                       By: /s/ James C. Statham
                                                --------------------------------
                                                James C. Statham, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATED: March 17, 1999                       By: /s/ Stephen F. Watwood
                                                --------------------------------
                                                Stephen  Watwood,  Director,
                                                Chairman  of the  Board  and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

DATED: March 17, 1999                       By: /s/ James C. Statham
                                                --------------------------------
                                                James C. Statham, Director,
                                                President and Chief
                                                Operations Officer

DATED: March 17, 1999                       By: /s/ Shirley M. Harmon
                                                --------------------------------
                                                Shirley Harmon, Director

DATED: March 17, 1999                       By: /s/ Bruce R. Bacon
                                                --------------------------------
                                                Bruce R. Bacon, Director,
                                                Vice President of Engineering,
                                                Chief Technology Officer

DATED: March 17, 1999                       By: /s/ Terry G. Wigton
                                                --------------------------------
                                                Terry G. Wigton, Director,
                                                Chief Financial Officer
                                                (Principal Financial Officer)

DATED: March 17, 1999                       By: /s/ Thomas W. Roberts
                                                --------------------------------
                                                Thomas W. Roberts, Treasurer

DATED: March 17, 1999                       By: /s/ Renee C. Riegler
                                                --------------------------------
                                                Renee C. Riegler, Secretary,
                                                Assistant Treasurer
                                                (Corporate Secretary)

                                    CONTENTS

FINANCIAL STATEMENTS

     Balance Sheet                                                   F-2

     Statements of Operations                                        F-3

     Statements of Cash Flows                                        F-4

     Notes to Financial Statements                           F-5 to F-10

AMERICAN MILLENNIUM CORPORATION, INC.
(UNAUDITED)
BALANCE SHEET
================================================================================
January 31, 1999
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash                                                              $ 9,945
      Inventory                                                           6,535
      Prepaid expenses                                                   10,437
--------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                          26,917
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Equipment, furniture and fixtures                                  89,503
      Transportation equipment                                            7,500
--------------------------------------------------------------------------------
           TOTAL PROPERTY, PLANT AND EQUIPMENT, AT COST                  97,003
      Accumulated depreciation                                          (19,269)
--------------------------------------------------------------------------------
           TOTAL PROPERTY, PLANT AND EQUIPMENT, NET BOOK VALUE           77,734
--------------------------------------------------------------------------------

OTHER ASSETS                                                              3,540
--------------------------------------------------------------------------------

TOTAL ASSETS                                                          $ 108,191
================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
      Accounts payable                                                $ 109,321
      Accrued payroll and related taxes                                  84,282
      Accrued expenses and other liabilities (Note 2)                   214,866
      Advances from officer (Note 3)                                     63,246
      Advances from related party (Note 3)                               74,000
--------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                    545,715
--------------------------------------------------------------------------------

LONG-TERM NOTE PAYABLE TO OFFICER (NOTE 3)                               20,500
--------------------------------------------------------------------------------
           TOTAL LIABILITIES                                            566,215
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

DEFICIENCY IN ASSETS (NOTE 6)
     Preferred stock, 10,000,000 shares authorized;
      none issued and outstanding
      Common stock, $.001 par value,
         60,000,000 shares authorized,
         13,419,347 shares issued and outstanding                        13,419
      Additional paid-in capital                                     10,483,089
      Deficit                                                       (10,954,532)
--------------------------------------------------------------------------------
          TOTAL DEFICIENCY IN ASSETS                                   (458,024)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                             $108,191
================================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
(UNAUDITED)
STATEMENTS OF OPERATIONS                                                                                               RESTATED
===============================================================================================================================
                                                 For the quarter        For the six       For the quarter       For the six
                                                      ended             months ended           ended            months ended
                                                January 31, 1999      January 31, 1999   January 31, 1998     January 31, 1998
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
     Sales                                     $     13,900         $     99,494         $    109,002         $   140,181
     Cost of sales                                    7,911               13,475               31,121              71,432
-------------------------------------------------------------------------------------------------------------------------------
        Gross margin                                  5,989               86,019               77,881              68,749
-------------------------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES
     Consulting                                      92,844              357,472              349,782           2,844,767
     Professional                                    69,652              153,688               57,182             233,113
     General and administrative                      38,718               75,466               24,802              64,038
     Salaries and related                            13,187               30,780               42,883              84,945
     Selling                                          7,934               24,769               63,046              85,753
     Depreciation                                     3,424                6,848                3,567               6,812
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL SELLING, GENERAL AND
          ADMINISTRATIVE EXPENSES                   225,759              649,023              541,262           3,319,428
-------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (LOSS)                                   3,500               17,224               (5,200)             (5,200)
-------------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                    (216,270)            (545,780)            (468,581)         (3,255,879)
-------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS, NET OF INCOME
TAXES
     Loss from discontinued operations,
       net of income taxes of $0                       --                   --                255,251             255,251
     Loss on disposal of 20% owned
       equity investment                               --                   --                   --               261,000
     Estimated loss on disposition,
       net of income taxes of $0                       --                   --              2,161,522           2,161,522
-------------------------------------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS                      --                   --              2,416,773           2,677,773
-------------------------------------------------------------------------------------------------------------------------------

(LOSS) INCOME BEFORE LOSS ATTRIBUTABLE
TO MINORITY INTERESTS                              (216,270)            (545,780)          (2,885,354)         (5,933,652)

LOSS ATTRIBUTABLE TO MINORITY INTERESTS                --                   --                 23,939              27,771
-------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                       $   (216,270)        $   (545,780)        $ (2,861,415)        $(5,905,881)
===============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
    (PRIMARY AND FULLY DILUTED)                  13,277,681           12,810,681           11,034,814           9,918,814
===============================================================================================================================

LOSS PER COMMON SHARE FROM CONTINUING
     OPERATIONS BEFORE LOSS FROM
     DISCONTINUED OPERATIONS AND
     EXTRAORDINARY ITEMS
     (PRIMARY AND FULLY DILUTED)                      (0.02)               (0.04)               (0.04)              (0.33)
===============================================================================================================================

LOSS PER COMMON SHARE
     (PRIMARY AND FULLY DILUTED)                      (0.02)               (0.04)               (0.26)              (0.60)
===============================================================================================================================

See accompanying notes

AMERICAN MILLENNIUM CORPORATION, INC.
(UNAUDITED)
STATEMENTS OF CASH FLOWS                                                                                 RESTATED
===================================================================================================================
For the six months ended January 31,                                                      1999          1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                        (545,780)    $(5,905,881)
        Adjustments to reconcile
           net loss to net cash
           used by operating activities:
           Depreciation and amortization                                                   6,848           6,812
           Loss attributable to minority interest                                           --           (27,771)
           Loss from discontinued operations                                                --         2,572,874
           Stock exchanged for compensation
           and services provided                                                         235,156       2,899,164
           Loss on asset disposition                                                        --             5,200
        (Increase) decrease in assets:
           Accounts receivable                                                              --          (113,438)
           Inventory                                                                      (6,535)           --
           Net current assets of discontinued
           operations                                                                       --          (147,909)
           Prepaid expenses                                                               29,938         (10,969)
           Advances to officers                                                           65,921            --
           Other assets                                                                     (500)         (8,037)
           Net other assets of discontinued
           operations                                                                       --          (309,600)
        Increase (decrease) in liabilities:
           Accounts payable                                                              (11,979)        130,748
           Net current liabilities of discontinued
           operations                                                                       --           309,260
           Accrued expenses and other liabilities                                         52,631         112,506
-------------------------------------------------------------------------------------------------------------------
           NET CASH USED BY OPERATING ACTIVITIES                                        (174,300)       (487,041)
-------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Disbursements
     Purchase of property, plant and equipment                                            (3,000)        (52,738)
     Other                                                                                  --            (8,037)
-------------------------------------------------------------------------------------------------------------------
        DISBURSEMENTS FROM INVESTING ACTIVITIES                                           (3,000)        (60,775)
-------------------------------------------------------------------------------------------------------------------
           NET CASH USED BY INVESTING ACTIVITIES                                          (3,000)        (60,775)
-------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
     Sale of common stock                                                                100,000          70,740
     Sale of common stock to minority interests                                             --           394,059
     Capital lease for equipment                                                            --            37,933
     Proceeds from others                                                                   --            14,591
     Proceeds from advances from officer, net                                             12,069            --
     Proceeds from related parties                                                        74,000          19,100
-------------------------------------------------------------------------------------------------------------------
        RECEIPTS FROM FINANCING ACTIVITIES                                               186,069         536,423
-------------------------------------------------------------------------------------------------------------------
 Disbursements
     Payments on capital lease for equipment                                                --           (14,589)
     Payments on notes payable to stockholders/officers                                     --            (1,500)
-------------------------------------------------------------------------------------------------------------------
        DISBURSEMENTS FROM FINANCING ACTIVITIES                                             --           (16,089)
-------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                    186,069         520,334
-------------------------------------------------------------------------------------------------------------------

 NET INCREASE IN CASH AND EQUIVALENTS                                                      8,769         (27,482)

 CASH  AND EQUIVALENTS - BEGINNING                                                         1,176             536
-------------------------------------------------------------------------------------------------------------------

 CASH AND EQUIVALENTS (BANK OVERDRAFT) - ENDING                                            9,945     $   (26,946)
===================================================================================================================

 SUPPLEMENTAL DISCLOSURES:
     Common stock issued for acquisition of net assets of consolidated subsidiaries    $    --       $ 1,454,778
     Common stock issued for acquisition of property, plant and equipment              $    --       $    88,715
     Common stock issued for acquisition of 20% owned subsidiary                       $    --       $    49,215
===================================================================================================================

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

A controlling interest (79.3%) of American Millennium Corporation, a Delaware corporation, was acquired in October 1997. The remaining interest in AMCI was acquired under an Agreement and Plan of Merger dated May 27, 1998, and the companies merged, with the parent as the surviving corporation. Upon completion of the merger, the Company changed its name to American Millennium Corporation, Inc.

Since the merger, operations have been focused primarily on digital, wireless and wireline communications business.

Basis of Presentation
---------------------

The financial information presented has been prepared from the books and records without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.

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

Basic Net Loss Per Common Share
-------------------------------

Basic net loss per common share is computed by dividing the net loss by the average number of common shares outstanding during each period. Available stock options at January 31,1999, were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share.

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

NOTE 2.  ACCRUED EXPENSES

Accrued expenses and other liabilities consisted of the following:

        Professional fees                                $    34,362
        Consulting services - officers                       180,504
                                                         -----------
                                                         $   214,866
                                                         ===========

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements

NOTE 3.  RELATED PARTY TRANSACTIONS

An officer of the Company advanced funds to the Company and paid expenses on behalf of the Company. The balance due to this officer at January 31, 1999, was $63,246.

Parties related by virtue of common control made advances to, and paid expenses on behalf of, the Company. The balance due to this related party at January 31, 1999, was $74,000.

The long-term note payable to an officer in the amount of $20,500, is unsecured, due on June 23, 2000, and provides for annual interest at 8%. No interest has been accrued on this note.

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

In January 1999, the Company reached and agreement with Eco-Max Systems, Inc. (Eco-Max) to fund a joint technology investment. Eco-Max received 200,000 shares of the Company's restricted common stock and 400,000 restricted share options at an exercise price ranging from $1.00 to $2.00 (See Note 5). Eco-Max invested $100,000 for the purchase of the Company's shares and options.

Employee Stock Incentive Plan
-----------------------------

On January 26, 1999, the Company adopted an Employee Stock Incentive Plan, whereby a total of 8,100,000 shares may be issued after one year of service for officers, employees, and directors. The stock will be issued in the following manner:

     1. Twenty-five percent (25%) of the proposed stock incentive should be issued when the Employee, Officer and or Director has concluded six months of service.
     2. Twenty-five percent (25%) of the proposed stock incentive should be issued when the Employee, Officer and or Director has concluded an additional six months of service from the date of Item #1 above.
     3. The balance of the proposed stock incentive should be issued when the Employee, Officer and or Director has concluded an additional six months of service from the date of Item #2 above.

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements


NOTE 5.      STOCK OPTIONS

The Company had granted to Edward N. Laughlin, former president, director and majority shareholder, stock options in return for advancing working capital to the Company and providing prior year bank loan guarantees. At January 31, 1999, there were 16,500 shares under option at an exercise price of $2.50 per share, which expire April 5, 1999.

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

In December 1998, the Company granted to Eco-Max 400,000 restricted share options for a period of 24 months. The strike price is $1.00 for 200,000 restricted shares and $2.00 for the other 200,000 restricted shares.

On February 12, 1999, the Company entered into a Consulting Agreement with Wilson, Lombard and Partner (WLP). Under the terms of the agreement, WLP is to receive remuneration for performance of services including options to purchase up to 200,000 shares of the common stock of the Company at an exercisable price of $.30 per share which shall be restricted from sale for a period of one year. (See Note 8.)

NOTE 6.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has incurred operating losses of $545,780 and $5,905,881 for the periods ending January 31, 1999 and 1998, respectively.

In addition, the Company has used substantial working capital in its operations. As of January 31, 1999, current liabilities exceed current assets by $518,798.

Management plans to raise capital through a private offering of stock as discussed in Note 7. Sales are to be used to fund day to day operations and marketing activities related to digital, wireless and wireline communications endeavors.

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

Rents and Leases
----------------

After rescission of the contract for deed, the Company occupied office facilities in Tavares, Florida under a month-to-month agreement, without rent, with a related party. The Company moved their executive offices to Mount Dora, Florida in December 1998.

A former officer of the Company leased a copy machine on behalf of the Company in December 1997. Her successor determined that the Board of Directors had not approved the lease and sought to have it nullified. In October 1998, the Company received a demand letter from the lessor declaring the lease in default and demanded all future, current and past due payments totaling $44,652. In late October 1998, the copier was repossessed. No contingent liability has been recorded for this amount because management believes that they will ultimately be successful in having the contract rescinded.

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

American Millennium Corporation, Inc.
f/k/a Energy Optics, Inc.
Notes to Financial Statements


NOTE 8.  SUBSEQUENT EVENTS

On November 18, 1998 Bruce R. Bacon and Terry G. Wigton were appointed to the Company's Board of Directors. Mr. Bacon was also appointed to the positions of Chief Technology Officer and Vice President of Engineering. Mr. Wigton was also appointed to the position of Chief Financial Officer. Mr. Wigton is a party to a Commodities Futures Trading Corporation investigation that has not been concluded. The Company is not involved in the investigation.

On February 12, 1999, the Company authorized the issuance of 150,000 shares of common stock to Karl Kotowski for compensation for consulting services pursuant to the Consulting Agreement executed by the Company and Mr. Kotowski.

On February 12, 1999, the Company entered into a Consulting Agreement with Wilson, Lombard and Partner (WLP). WLP is an investor relations firm with experience in the dissemination of information about private and public companies to prospective investors both domestically and internationally. Under the terms of the agreement, WLP will furnish various services to the Company including, but not necessarily limited to, acting as liaison between the Company and its shareholders, advisor to the Company with respect to existing and potential market-makers, broker-dealers, underwriters, and investors, as well as advisor to the Company and as liaison as regards the financial media, analysts, and other such members of the financial community. The term of the consultancy is for a period of three (3) years from the date of the contract for which WLP is to receive remuneration for performance of these services as follows: 50,000 shares of the common stock of the Company restricted from sale for one year from the date of issuance, 150,000 free trading shares of common stock, and options to purchase up to 200,000 shares of the common stock of the Company at an exercisable price of $0.30 per share which shall be restricted from sale for a period of one year.

In February 1999, the Company authorized the issuance of 1,275,000 shares of common stock to officers and employees of the Company as per the Employee Stock Incentive Plan adopted on January 26, 1999. These shares will bear a legend restricting the sale of said stock for a period of one year from issuance.

On March 2, 1999, the Company was listed for trading on the Berlin Stock Exchange in Germany, Berliner Wertpapierborse. The Company's stock number is 919284 under the ticker symbol ARU. According to information published by the exchange on its website, over 2,800 international companies are listed on the exchange, including more than 1,000 U.S. companies. The Berlin Exchange is known for showcasing young, innovative, high-tech companies, according to a company spokesman.

In March 1999, the Company authorized the issuance of 500,000 shares of common stock to an officer of the Company as per the Employee Stock Incentive Plan adopted on January 26, 1999. These shares will bear a legend restricting the sale of said stock for a period of one year from issuance.

                                INDEX TO EXHIBITS










27.1                Financial Data Schedule