Form 10QSB
period 1999-04-30
AMERICAN MILLENNIUM CORP INC
filed 1999-06-22
CIK 350193

U.S. Securities and Exchange Commission
                             Washington D. C. 20549

                                  Form 10-QSB
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,850,922 as of June 16, 1999.

         Transitional Small Business disclosure Format (check one):

Yes ____  No ____

                                     PART I
--------------------------------------------------------------------------------
                              FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial Statements

(a)      Financial Statements and Schedules

The following financial statements are included (with an index listing all such statements) in a separate exhibit at the end of this Form 10-QSB:

         Balance Sheet
         Statements Operations
         Statements of Cash Flows
         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis

(a)       Plan of Operation

Organization

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

In February 1999, the Company authorized the issuance of 1,275,000 shares of common stock to officers and employees of the Company and in March 1999, the Company authorized the issuance of 500,000 shares of common stock to an officer of the Company as per the Employee Stock Incentive Plan adopted on January 26, 1999. These shares will bear a legend restricting the sale of said stock for a period of one year from issuance. The Board of Directors adopted the January 26th resolution to provide for employee stock incentives whereby the Company would issue to the present officers, directors and employees (or their assigns) certain shares of the common stock of the Company restricted from sale for a minimum of one year and further subject to any and all limitations on the sale and/or transferability of the stock as per Rule 144 of the U.S. Securities and Exchange Commission.

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

Every  advance  in   communication   technology  has  launched  a  new  wave  of
organizational effectiveness. Early modems allowed centralized mainframes to provide remote transaction processing enabling airlines and banks to greatly expand their service offerings. In the `80s, local area networks were key to new business processes that integrated the pervasive inventory of personal computers and the staff that used them. In the `90s, the Internet extended business process integration throughout the supply chain and customer set.

Yet, there are critical assets that are still outside of the current integrated management structures. These are critical pieces of production equipment that are beyond the range of land-based communication networks. Recently, the establishment of communication networks based upon Low Earth Orbit Satellites
(LEOS) allows communication with these remote and mobile assets and promises the next wave of enterprise integration with its concomitant efficiency and effectiveness. With LEOS, low cost, robust transceivers can tie virtually any piece of equipment anyplace in the world into the enterprise management process.

AMCI is positioned to play a key role in the creation of the high-value applications that power this new wave of organizational effectiveness. The Company has developed prototype systems with over a dozen companies and has learned the value equation necessary for success. Further, AMCI has been established as a leading provider (VAR) of the ORBCOMM LEOS system and management has a thorough understanding of its capabilities. We are positioned to lead a significant customer set into a large-scale production rollout.

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

Additionally, the Company reached an agreement with Eco-Max Systems, Inc. (Eco-Max) for an investment by Eco-Max to fund a joint technology investment between the two companies. Eco-Max is a developer and manufacturer of rotary powered generators, agricultural pumps, and marine propulsion systems that utilize proprietary design features. The investment is intended to fund development of specialized applications of AMCI's satellite monitoring capabilities whereby such conditions as voltage output, fuel levels, flow rates, and emissions output can be read from a webpage on the Internet.

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

Much of oil and natural gas production occurs in largely remote areas; far beyond the economic range of wired or terrestrially based wireless communication. Key to the operation of these production sites are enormous compressors used to extract, collect, and transfer the oil and gas to transmission pipelines. The malfunction or failure of one of these compressors is a red-alert event for the production operator. The economic loss can be measured in thousands of dollars per hour of down time. There is high value in reducing the duration of an outage.

To create this value, AMCI will program a commercially available satellite transceiver or subscriber communicator (SC) to relay the vital signs of the compressor to the ORBCOMM LEOS. This information will include the status of all important components as well as the flow and pressure data for the pipeline. Since there is a considerable variation of compressor package designs and installation details, each installation requires AMCI programming and interfacing expertise to capture the critical information.

Status, malfunction or failure information is sent from the compressor SC to one of the LEOS. The LEOS relays the information to an ORBCOMM Gateway Earth Station
(GES), which, in North America, are always in view simultaneously. The information passes through the ORBCOMM network and on to an AMCI service center for analysis and alert communication to the operator. If the operator is large enough to justify its own service center, AMCI will guide its development and the satellite data will be routed directly to it.

Depending upon the nature of a malfunction, it may be possible to implement corrective action through communication with the compressor SC. In this case, control information is sent to the ORBCOMM network for routing to the next appropriate LEOS and hence to the compressor SC. If "on-the-ground" service is required, the failure data is analyzed by the operator to determine needed spare parts and tools. Since travel times to remote units can be measured in hours, accurate information of this nature is of great value. AMCI becomes a key and ongoing link in the operator's value chain. AMCI shares in that value by charging for our engineering, installation, and operating services as well as receiving a recurring fee for the communication traffic we generate through ORBCOMM.

The Company has entered into an agreement with Compressor Systems, Inc. (CSI) in Midland, Texas to provide two satellite transceiver units as well as air time for wireless remote monitoring of a mainline station and a natural gas well located in the Permian Basin of West Texas. CSI is one of the nation's largest single source providers of sales, leasing, engineering, fabrication, and operator of gas compression equipment. CSI operates through 13 regional sales offices and with over 120 technical service representatives located throughout the U.S.

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

Transportation of High Value Products

Through proper programming and interface design, an SC can transmit information vital to the successful delivery of perishable cargo. In addition to temperature readings, it can monitor refrigeration system fuel levels and alert for any intrusion into a railcar or container. Importantly, the SCs have an additional feature installed to communicate the location of the transport. With a GPS (Global Positioning System) module in the SC, the position of the railcar or container can be constantly monitored. In addition to providing accurate logistical information to the shipper, this information is key to the timely repair of a failing refrigerator and protection of its cargo. The failing unit can be intercepted at the next maintenance location on its route and be repaired or have its cargo transferred to a working refrigeration unit.

This application provides another opportunity for AMCI. The stream of information that flows through the AMCI service center must be properly integrated into the transporter's existing IT system. Failure information must be sent to the appropriate maintenance location and the transport service center for supervision. Position data should be available to the shipper at all times. Intrusion information must alert security services. All this data should arrive in correct formats at the right IT server. Further, if communication back to the SC is needed, transport personnel should be able to use their existing applications to initiate it. AMCI has an opportunity to configure and supervise the installation of off-the-shelf software packages that can manage this routing and formatting. Further, we can operate such routing servers, consolidating the needs of smaller customers.

Railroad Cars

AMCI has completed a testing phase of remote monitoring of a refrigerated railcar under the provisions of a contract the Company has with Union Pacific Railroad, the nation's largest rail company. The original contract called for a prototype unit to be installed on a refrigerated railcar with cellular capability for transmitting data, AMCI anticipates the data to be transmitted via satellite in the next phase. AMCI has monitored via satellite and cellular the location of a test railcar as well as the battery voltage and refrigerated compartment temperature. AMCI has installed the second generation of equipment on the railcar which exceeds the performance of the first generation equipment and allows the Company to complete the contract's first phase and move toward the next phase.

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

The LEOS Opportunity

These applications are exemplars of a large variety of related needs. Gas wells as well as pipelines require monitoring. Oil wells, storage tanks and pumps are also remote, critical production assets. Industrial chemical and compressed gas storage tanks present another opportunity. In addition, refrigerated railcars, refrigerated containers and other special cargo vehicles benefit from an onboard SC and GPS unit. Complex powered vehicles such as locomotives, truck tractors, test vehicles and heavy equipment can be better managed with LEOS communication. Here, in addition to monitoring and tracking, the SC can provide reliable messaging services for the equipment operator.

There are further benefits from LEOS systems in many industries that have worldwide operations. A system designed for North American operation can be deployed for assets throughout the world. ORBCOMM is franchising the installation of ground stations in all continents and developing "roaming" arrangements that will yield a seamless worldwide network. New levels of enterprise asset management and operational efficiency are sure to emerge from this platform. Thus, even with a North American focus, AMCI can create value worldwide.

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

AMCI had originally proposed and co-developed a paging based voice mail notification device so that McLeod could bypass the local exchange carrier providing that service and, hence, realize substantial savings on its voice mail costs. However, that project is currently inactive due to AMCI's focus on building a revenue foundation of ORBCOMM satellite based system subscribers. Presently, the Company's primary efforts are away from "hardware only sales" in favor of applications that include recurring revenues from users of its ORBCOMM based data systems.

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

AMCI currently has over 60 systems deployed in field operations. Companies currently utilizing the system include Cross Timbers Oil Co., Hanover Compressors, Walsh Engineering, Inc., Cabot Oil and Gas Corp., and Compressor Systems, Inc. AMCI subscriber communicators are installed on Chevron wells operated by Hanover.

Recent Business Activity

On April 30, 1999, the Company authorized to be issued to the following companies/individuals in the respective amounts shares of the common stock of the Company for payment of monies, as listed, loaned to the Company with each certificate to bear a legend restricting the sale of said stock for a minimum of one year from the date of issuance:

         First Mercantile, Ltd. -- 200,000 shares -- $75,599.89
         Eco-Max Systems, Inc. - 50,000 shares -- $19,300.00
         Stephen F. and Phyllis Watwood - 50,000 shares -- $19,300.00

AMCI announced on April 29, 1999, that it had recently completed installation of two petroleum site monitoring systems for Houston, Texas based Cabot Oil and Gas Corp. The systems were installed on natural gas well compressors operated by Cabot at remote sites in Texas and Oklahoma. Each site has a programmable satellite "subscriber communicator" that can send and receive messages through the ORBCOMM satellite system. This enables it to call out for alarm events as well as receive polls for current status and commands to modify existing program functions. Alarm events are time-stamped and a history log is maintained at a password protected Internet site supplied by AMCI and accessible to Cabot.

On April 27, 1999, the Company introduced its SATELLITE MAILBOX(TM) that provides a wireless solution allowing users to send and receive e-mail from anywhere in the world. AMCI developed this product for the oil and gas mobile work force so that they may stay in touch, through e-mail, regardless of their location. The SATELLITE MAILBOX(TM) can be used in a vehicle, utilizing the vehicle battery, or can be taken mobile, utilizing the unit's own onboard battery. Each unit has its own unique e-mail address. The basic unit, which is smaller than a laptop, comes packaged in a tough, damage resistant, weather-tight enclosure with a detachable telescoping antenna, on-board battery pack, and AC and DC charging cables.

On April 22, 1999, the Company announced the appointment of Andrew F. Cauthen to the positions of president, Chief Executive Officer, and director. Mr. Cauthen brings to AMCI over 25 years of experience in organization, operations, and management of corporations including telecommunications companies. He served as president/CEO for a commercial properties company, Century Capital Property Management Corp. For over 10 years he managed its growth to over one billion dollars in assets with 200 employees and approximately 55 commercial properties under management throughout the United States. He has been associated as an executive with several companies, most recently as president and CEO of ZapCom International, Inc., a division of Imagitel, Inc.

On April 13, 1999, the Board of Directors appointed Mr. Cauthen to the above referenced positions after accepting the resignations of Stephen F. Watwood as CEO, James C. Statham as president, and Terry G. Wigton as director. Mr. Watwood remains as a director and chairman of the board and was appointed to the position of executive vice president of business development. Mr. Statham remains as a director and chief operations officer. Mr. Wigton's resignation as chief financial officer was also accepted; he will continue in the positions of executive assistant to the president and director of multinational business development. The board also accepted the resignation of Renee C. Riegler as assistant treasurer; she will continue to serve as corporate secretary.

On April 13, 1999, the Company authorized to be issued to the following individuals in the listed amounts common stock of the company pursuant to a S-8 registration which was effected on May 18, 1999:

         James Statham               250,000 shares
         Bruce Bacon                  50,000 shares
         Terry Wigton                 50,000 shares
         Renee Riegler                50,000 shares
         Phyllis Watwood              20,000 shares
         William K. Parker            10,000 shares
         Linda Moore                   2,500 shares
         Lynn Crawford                 2,500 shares
         Brusse Bevers                 2,500 shares

The Company authorized to be issued to James Statham 250,000 shares and Renee Riegler 50,000 shares of the common stock of the company for services rendered beyond the normal course of business. Said certificate is to bear a legend restricting the sale of said stock for a period for a minimum of one year from the date of issuance and subject to the restriction of Securities and Exchange Commission Rule 144.

In March of 1999, the Company announced its exhibition of products and technologies at ENTELEC '99 in Houston, Texas and its attendance at the "CeBIT" show in Hanover, Germany. ENTELEC is an annual conference and exposition for the telecommunication and electrical segment of the energy industry. "CeBIT" is billed as the largest trade fair in the world for Information Technology and Telecommunication and draws attendees from over 60 countries.

On March 9, 1999, AMCI authorized the issuance of 142,957 shares of the common stock of the Company to Brenda Lee Hamilton for compensation for legal services pursuant to the S-8 registration filed on January 15, 1999. Per said S-8 registration filed on January 15, 1999, the Company authorized to be issued to Brenda Lee Hamilton 10,677 shares on February 26, 1999 and 13,043 shares on February 1, 1999.

AMCI announced, on March 16, 1999, that it has implemented use of an enhanced service to notify its customers of conditions or changes in the status of the customer's asset being monitored. The Company implemented the use of an enhanced notification service as a value-added feature to its satellite monitoring service. By outsourcing the use of a call center, AMCI can offer its customers the added security of being notified by a telephone call, fax, or pager message of the status or change in conditions of the asset being monitored. The enhanced service is performed by operators on duty 24 hours a day, seven days a week who notify the customer in a manner customized to the customer's needs. Management believes that this feature will expand the use of its monitoring service by making data and information available without the use of a computer.

On March 2, 1999, the Company was listed for trading on the Berlin Stock Exchange in Germany, Berliner Wertpapierborse. The Company's stock number is 919284 under the ticker symbol ARU. According to information published by the exchange on its website, over 2,800 international companies are listed on the exchange, including more than 1,000 U.S. companies. The Berlin Exchange is known for showcasing young, innovative, high-tech companies.

The Company, on February 23, 1999, announced that it is marketing the new GSC 100 from Magellan. The handheld device allows a user to chart his/her position anywhere in the world, send and receive e-mail, save up to 100 messages, and store up to 150 addresses, according to Magellan. To send e-mail to any Internet address, the user simply keys in the message and destination address on the back-lit key pad and then sends the message up to one of 28 orbiting ORBCOMM satellites. To receive e-mail, the user powers the unit up in order to "ask the satellite" for messages, and an ORBCOMM satellite transmits the messages directly to the GSC 100.

AMCI, on February 17, 1999, authorized to be issued to the individuals listed below the designated amount of shares of the common stock of the company per the Employee Stock Incentive Plan as adopted on January 26, 1999 with said certificates to bear a legend restricting the sale of said stock for a period of one year from issuance:

         Stephen F. Watwood         500,000 shares
         Bruce R. Bacon             500,000 shares
         Renee C. Riegler           125,000 shares
         Jose McClinton              62,500 shares
         Shirley Harmon              62,500 shares
         Phyllis Watwood             12,500 shares
         Gloria Blundell             12,500 shares

On March 9, 1999, the Company authorized the issuance to James C. Statham, or his assigns, 500,000 shares of the common stock of the company per the Employee Stock Incentive Plan as adopted on January 26, 1999. Said certificate is to bear a legend restricting the sale of said stock for a period of one year from issuance.

On February 12, 1999, the Company entered into a Consulting Agreement with Wilson, Lombard and Partner (WLP). WLP is an investor relations firm with experience in the dissemination of information about private and public companies to prospective investors both domestically and internationally. Under the terms of the agreement, WLP will furnish various services to the Company including, but not necessarily limited to, acting as liaison between the Company and its shareholders, advisor to the Company with respect to existing and potential market-makers, broker-dealers, underwriters, and investors, as well as advisor to the Company and as liaison as regards the financial media, analysts, and other such members of the financial community. The term of the consultancy is for a period of three (3) years from the date of the contract for which WLP is to receive remuneration for performance of these services as follows: 50,000 shares of the common stock of the Company restricted from sale for one year from the date of issuance, 150,000 free trading shares of common stock, and options to purchase up to 200,000 shares of the common stock of the Company at an exercisable price of $0.30 per share which shall be restricted from sale for a period of one year. Per said agreement, on February 16, 1999, the Company authorized to be issued to Karl Kotowski 150,000 shares of the common stock of the company for compensation for consulting services pursuant to the Consulting Agreement executed by the company and Karl Kotowski on February 12, 1999

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales
-----

During the six months ended April 30, 1999, sales declined approximately 59% compared to the same period in 1998. The decline in sales is attributable to the re-focus of the Company's business. The goal is to develop new products that grow revenue and earnings in markets they compete in. The Company does not currently have the funds to support a marketing and sales effort to further expand.

Cost of Sales
-------------

These costs declined approximately 70% in the nine-month period ended April 30, 1999, as compared to April 30, 1998. The decline in these costs can be attributed primarily to the reduction of expenses to re-focus its business products and cutting costs to stay competitive and the Company managed its cost of sales more effectively.

Payroll, Payroll Taxes and Related Benefits
-------------------------------------------

Payroll, payroll taxes, and related benefits declined approximately 76% in the nine months ended April 30, 1999, as compared to April 30, 1998. This is attributable to the fact that the Company had two employees during the prior six months ended April 30, 1999.

General and Administrative
--------------------------

There was an approximate 73% decrease in other selling and administrative expenses compared to the nine-month period a year ago. The general and administrative costs decreased due to the Company's re-focus on its newly identified core business. The focus is to perform with the new resources and stay competitive. The current general and administrative projections will enable the Company to take every advantage of the cost savings and still offer quality products that are expected to be ready to launch in the near future.

Consulting and Professional
---------------------------

Consulting and professional fees decreased 75% from $3,441,451 to $875,492 for the nine months ended April 30, 1999 and 1998, respectively. The large decrease is primarily from the fact that the Company decreased its consulting and professional services.

Minority Interests
------------------

The Company discontinued all operations in 1998 in which it had a minority interest.

Net Loss
--------

The net loss was reduced to $948,864 or $.06 per share as compared to $6,140,540, or $.39 per share, for the nine months ended April 30, 1999 and 1998 respectively. Net loss was reduced largely due to the discontinued operations of the subsidiary, Lean Protein Foods, Inc., discontinued in the prior year because of the Company re-focusing its business on digital, wireless and wireline telecommunications business.

Liquidity and Capital Resources
-------------------------------

As a result of the net loss incurred, the Company has used substantial working capital in its operations. As of April 30, 1999, current liabilities exceeded current assets by $511,116.

Conditions have existed to limit the ability of the Company to market its products and services at amounts sufficient to recover an acceptable amount of operating and administrative costs. However, newly instituted controls and new products should reverse this condition.

The Company believes that a significant base of recurring revenues derived from monthly satellite and paging monitoring charges will build value for the shareholders. The Company's principal marketing efforts are directed toward the oil and gas, intermodal container, and railroad industries which have a need for monitoring of high value assets, with the majority of the effort being directed toward the oil and gas industry. Marketing efforts are performed by the Company's personnel and outside sales service providers. The Company has, and will continue through 1999, marketed its services at industry trade shows. The Company anticipates that during 1999 revenues are expected to begin to accrue from the enrollment of subscribers based in its various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. The Company will continue to market its services to those companies for deployment of its system on a fleet basis in order to optimize upon subscriber enrollment. The Company currently has over 60 satellite subscriber communicators (the industry term for transceivers) deployed in field operations. These units are currently monitoring a variety of assets both domestically and abroad.

The Company further believes that it will realize revenues from its initiatives in other areas including the monitoring of railcars and intermodal containers. Additionally, the Company anticipates other sources of revenue unrelated to its reseller contract with ORBCOMM to begin as proprietary paging technology developed by the Company is deployed. Also, the Company is presently a value-added reseller for both American Mobile Satellite Corporation and PageMart. Currently, the Company is enjoined to strict covenants of non-disclosure and confidentiality regarding certain uses of technology developed by the Company. Nevertheless, the Company will make appropriate public disclosures pertaining to the aforementioned technologies when or if agreements are reached with the parties involved.

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

--------------------------------------------------------------------------------
                                     PART II
 -- ----------------------------------------------------------------------------
                                OTHER INFORMATION
- ------------------------------------------------------------------------------
Item 6.  Exhibits and Reports on Form S-8 and 8-K

    (a)  Exhibits

         (3.1) Articles of Incorporation, as amended to date of this report (incorporated by reference Form 8-K filed June 11, 1998, File No. 000-10841-D; Form S-8 filed May 18, 1999, File No.
                  99630017)
         (27)     Financial Data Schedule
         (99)     Financial Statements

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       AMERICAN MILLENNIUM CORPORATION, INC.

DATED: June 19, 1999                   By: /s/  Andrew F. Cauthen
                                       -----------------------------------------
                                       Andrew F. Cauthen, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATED: June 19, 1999                     By: /s/ Andrew F. Cauthen
                                         ---------------------------------------
                                          Andrew F. Cauthen,  Director,
                                          Chief Executive Officer, President
                                          (Principal Executive Officer)

DATED: June 19, 1999                     By: /s/ Bruce R. Bacon
                                         ---------------------------------------
                                                 Bruce R. Bacon, Director,
                                          Vice President of Engineering,
                                          Chief Technology Officer

DATED: June 19, 1999                      By: /s/  Shirley M. Harmon
                                          --------------------------------------
                                          Shirley Harmon, Director

DATED: June 19, 1999                      By: /s/  James C. Statham
                                          --------------------------------------
                                                   James C. Statham, Director,
                                          Chief Operations Officer

DATED: June 19, 1999                      By: /s/  Stephen F. Watwood
                                          --------------------------------------
                                          Director ,  Chairman of the Board,
                                          Vice President of Business Development

DATED: June 19, 1999                      By: /s/   Thomas W. Roberts
                                          --------------------------------------
                                                    Thomas W. Roberts, Treasurer
                                          (Principal Financial Officer)

DATED: June 19, 1999                      By: /s/   Renee C. Riegler
                                          --------------------------------------
                                                    Renee C. Riegler, Secretary
                                          (Corporate Secretary)

                                    CONTENTS
                                    --------



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

     Statements of Operations                                              F-3

     Statements of Cash Flows                                              F-4

     Notes to Financial Statements                                 F-5 to F-10





AMERICAN MILLENNIUM CORPORATION, INC.
(UNAUDITED)
BALANCE SHEET

April 30, 1999


-------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash                                                                       $     592
      Inventory                                                                     10,344
      Accounts receivable                                                           28,955
      Prepaid expenses                                                              64,122
-------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                    104,013
-------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
      Equipment, furniture and fixtures                                              7,500
      Transportation equipment                                                      89,503
-------------------------------------------------------------------------------------------
           TOTAL PROPERTY, PLANT AND EQUIPMENT, AT COST                             97,003
      Accumulated depreciation                                                      20,019
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
           TOTAL PROPERTY, PLANT AND EQUIPMENT, NET BOOK VALUE                      76,984
-------------------------------------------------------------------------------------------

OTHER ASSETS                                                                         3,040
-------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                     $ 184,037
===========================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
      Accounts payable                                                           $ 158,433
      Accrued payroll and related taxes                                             85,281
      Accrued expenses and other liabilities (Note 2)                              314,768
      Advances from officer (Note 3)                                                56,646
-------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                               615,128
-------------------------------------------------------------------------------------------

LONG-TERM NOTE PAYABLE TO OFFICER (NOTE 3)                                          20,500
-------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                       635,628
-------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

DEFICIENCY IN ASSETS (NOTE 6)
      Preferred stock, 10,000,000 shares authorized;
         none issued and outstanding
      Common stock, $.001 par value, 60,000,000 shares authorized,
        16,483,514 shares issued and outstanding                                    16,484
      Additional paid-in capital                                                10,890,204
      Deficit                                                                  (11,358,279)
-------------------------------------------------------------------------------------------
          TOTAL DEFICIENCY IN ASSETS                                              (451,591)
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                       $ 184,037
===========================================================================================
See accompanying notes.




AMERICAN MILLENNIUM CORPORATION, INC.
(UNAUDITED)
STATEMENTS OF OPERATIONS RESTATED                                                                                 Resated
====================================================================================================================================

                                                                   For the quarter    For the nine  For the quarter    For the nine
                                                                       ended          months ended        ended        months ended
                                                                   April 30, 1999   April 30, 1999   April 30, 1998  April 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
REVENUES

     Sales                                                               $ 29,199         $ 128,693       $ 170,981      $ 311,162
     Cost of sales                                                         13,627            27,102          19,768         91,200
------------------------------------------------------------------------------------------------------------------------------------
        Gross margin                                                       15,572           101,591         151,213        219,962
------------------------------------------------------------------------------------------------------------------------------------
     Consulting                                                           256,165           613,637         288,283      3,133,050
     Professional                                                         108,167           261,855          75,288        308,401
     General and administrative                                            25,973            89,880         366,718        430,756
     Salaries and related                                                     321            31,101          44,751        129,696
     Selling                                                               27,280            52,049          11,401         97,154
     Depreciation                                                             750             7,598           2,925          9,737
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                418,656         1,056,120         789,366      4,108,794
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (LOSS)                                                             -             5,665               -         (5,200)
------------------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                          (403,084)         (948,864)       (638,153)    (3,894,032)
------------------------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS, NET OF INCOME TAXES
     Loss from discontinued operations, net of income taxes of $0               -                 -          74,840        330,091
     Loss on disposal of 20% owned equity investment                            -                 -               -        261,000
     Loss from discontinued operations, attributable to minority interests      -                 -        (534,782)      (507,011)
     Estimated loss on disposition, net of income taxes of $0                   -                 -             906      2,162,428
------------------------------------------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS                                               -                 -        (459,036)     2,246,508
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                               $ (403,084)       $ (948,864)     $ (179,117)  $ (6,140,540)
===================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     (PRIMARY AND FULLY DILUTED)                                       15,231,339        15,388,172       9,990,814      9,954,814
===================================================================================================================================

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE LOSS FROM
     DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS
     (PRIMARY AND FULLY DILUTED)                                            (0.03)            (0.06)          (0.06)         (0.39)
===================================================================================================================================


LOSS PER COMMON SHARE (PRIMARY AND FULLY DILUTED)                           (0.03)            (0.06)          (0.02)         (0.62)
===================================================================================================================================
See accompanying notes.




 AMERICAN MILLENNIUM CORPORATION, INC.
(UNAUDITED)
 STATEMENTS OF CASH FLOWS                                                                            RESTATED
=================================================================================================================

 For the nine months ended April 30,                                                    1999           1998
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                                  $ (948,864)  $ (6,140,540)
             Adjustments to reconcile net loss to net cash
                  used by operating activities:
                  Gain on asset dispositions                                                                   -
                  Depreciation and amortization                                             7,598          9,737
                  Loss attributable to minority interest                                        -        507,011
                  Loss from discontinued operations                                             -      2,181,059
                  Stock exchanged for compensation and services provided                  529,535      2,958,924
                  Loss on asset disposition                                                     -          5,200
             (Increase) decrease in assets:
                  Accounts receivable                                                     (28,955)       (65,138)
                  Inventory                                                               (10,344)             -
                  Net current assets of discontinued operations                                 -       (398,244)
                  Prepaid expenses                                                        (23,247)       (56,009)
                  Employee advances                                                        65,921        (10,000)
                  Other assets                                                               (500)        (7,717)
             Increase (decrease) in liabilities:
                  Accounts payable                                                         36,471        118,984
                  Net current liabilities of discontinued operations                            -        362,583
                  Accrued expenses and other liabilities                                  155,132         11,502
-----------------------------------------------------------------------------------------------------------------
                 NET CASH USED BY OPERATING ACTIVITIES                                   (217,253)      (522,648)
-----------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Disbursements
        Purchase of property, plant and equipment                                          (3,000)       (52,738)
        Other                                                                                   -         (8,037)
-----------------------------------------------------------------------------------------------------------------
             DISBURSEMENTS FROM INVESTING ACTIVITIES                                       (3,000)       (60,775)
-----------------------------------------------------------------------------------------------------------------
                  NET CASH USED BY INVESTING ACTIVITIES                                    (3,000)       (60,775)
-----------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
        Sale of common stock                                                              100,000         70,740
        Sale of common stock to minority interests                                              -        394,059
        Capital lease for equipment                                                             -         37,933
        Proceeds from note payable                                                         19,300         55,000
        Proceeds from advances from officer                                                29,600              -
        Proceeds from related parties                                                      75,600         53,577
-----------------------------------------------------------------------------------------------------------------
             RECEIPTS FROM FINANCING ACTIVITIES                                           224,500        611,309
-----------------------------------------------------------------------------------------------------------------
 Disbursements
        Payments on capital lease for equipment                                                 -        (14,589)
        Payments on notes payable to stockholders/officers                                 (4,831)        (1,500)
-----------------------------------------------------------------------------------------------------------------
             DISBURSEMENTS FROM FINANCING ACTIVITIES                                       (4,831)       (16,089)
-----------------------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                                219,669        595,220
-----------------------------------------------------------------------------------------------------------------

 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                             (584)        11,797

 CASH  AND EQUIVALENTS - BEGINNING                                                          1,176            536
-----------------------------------------------------------------------------------------------------------------

 CASH AND EQUIVALENTS  - ENDING                                                        $      592   $     12,333
=================================================================================================================
 SUPPLEMENTAL DISCLOSURES:
        Common stock issued for acquisition of net assets of consolidated subsidiaries $      -     $  1,454,778
        Common stock issued for acquisition of property, plant and equipment           $      -     $     88,715
        Common stock issued for acquisition of 20% owned subsidiary                    $      -     $     49,215
        Common stock issued to extinguish partial debt due to officer                  $   19,300   $        -
        Common stock issued to extinguish note payable                                 $   19,300   $        -
        Common stock issued to extinguish debt due to related party                    $   75,600   $     49,215
=================================================================================================================
 See accompanying notes.


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

Inventory
---------

Inventory is carried at cost, and consists of hardware and other materials for on-site product installation.

Prepaid Expenses
----------------

Prepaid expenses consist of the following:

         Legal Fees                 $  9,960
         Consulting Fees              54,162
                                    --------
                                    $ 64,122
                                    ========
Property and Equipment
----------------------

Equipment, furniture and fixtures are stated at cost. Depreciation of equipment and leasehold improvements are provided over estimated useful lives ranging from five years to seven years, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

Income Taxes
------------

Income taxes are  computed  under the  provisions  of the  Financial  Accounting
Standards Board (FASB) Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

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

Basic Net Loss Per Common Share
-------------------------------

Basic net loss per common share is computed by dividing the net loss by the average number of common shares outstanding during each period. Available stock options at April 30,1999, were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share.

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

NOTE 2.  ACCRUED EXPENSES

Accrued expenses and other liabilities consisted of the following:

          Professional fees                          $  48,364
          Consulting services - officers               266,404
                                                       -------
                                                     $ 314,768
                                                     =========

NOTE 3.  RELATED PARTY TRANSACTIONS

An officer of the Company advanced funds to the Company and paid expenses on behalf of the Company. On April 30, 1999, the Company issued 50,000 shares of restricted common stock with a recorded value of $19,300 as partial extinguishment of amounts owed the officer. (See Note 4.) The balance due to this officer at April 30, 1999, was $56,646.

Parties related by virtue of common control made advances to, and paid expenses on behalf of, the Company. On April 30, 1999, the Company issued 200,000 shares of restricted common stock with a recorded value of $77,200 to an assignee of the related party in repayment of these advances. (See Note 4.) There was no outstanding balance due to this related party at April 30,1999.

On April 13, 1999, the Company issued 400,000 of common stock valued at $43,725, pursuant to an S-8 registration, to officers and directors of the Company as compensation for profession services. Additionally, the Company issued 300,000 shares of restricted common stock with a recorded value of $23,188 to officers and directors for services rendered beyond the normal course of business. See
Note 4.

On February 17, 1999, the Company issued 1,250,000 shares of restricted common stock with a recorded value of $84,313 to officers and directors, as per the Employee Stock Incentive Plan adopted January 26, 1999. On March 9, 1999, the Company issued 500,000 shares of restricted common stock with a recorded value of $35,500 to an officer and director, as per the Employee Stock Incentive Plan.

The long-term note payable to an officer for $20,500 is unsecured, due on June 23, 2000, and provides for annual interest at 8%. No interest has been accrued on this note.

NOTE 4.  COMMON STOCK

Stock Issued for Services
-------------------------

During the period, the Company issued common stock pursuant to a Consultant Services Plan. The Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974 and is not qualified under Sec. 401 of the Internal Revenue Code of 1986, as amended. Forms S-8 were filed on February 17, 1999, and May 18, 1999, with the Securities and Exchange Commission relative to such issuances of stock. Shares have been recorded using the lower of the average price on the date issued or maximum offering price unless otherwise stated.

Pursuant to these S-8 registrations, the Company issued 150,000 shares of common stock, valued at $53,250 on February 16, 1999, for compensation for consulting services. On May 18, 1999, officers and directors were issued 400,000 shares of common stock, with a recorded value of $43,725 for services rendered and other consultants were issued 37,500 shares of common stock valued at $9,938 for professional services.

On April 18, 1999 the Company issued 300,000 shares of common stock, bearing a legend restricting the sale of said stock for a period of one year from date of issuance, with a recorded value of $23,188 to officers and directors for services rendered beyond the normal course of business. The recorded value was based on the average price of stock on the date issued.

Pursuant to a S-8 filed January 15, 1999, the Company issued 166,667 shares of common stock, with a recorded value of $87,052.00 for legal services provided. The value was based upon the average price on the dates of issue.

Employee Stock Incentive Plan
-----------------------------

On February 17, 1999, the Company issued 1,250,000 shares of common stock, with a recorded value of $84,313 to officers and directors, and 25,000 shares of common stock, with a recorded value of $8,876 to employees. Additionally, on March 9, 1999, the Company issued 500,000 shares of restricted common stock to an officer of the Company. The recorded value of this issuance was $35,500. The stock bears a legend restricting the sale of said stock for a period of one year from date of issuance and was issued as per the Employee Stock Incentive Plan adopted January 26, 1999.

Stock Issued for Extinguishment of Debt
---------------------------------------

On April 30, 1999 the company issued 50,000 shares of common stock, bearing a legend restricting the sale of said stock for a period of one year from date of issuance, for payment in full of a note payable. The recorded value of $19,300 was based on the average price of the stock on the date issued.

On April 30, 1999, the Company issued 50,000 shares of common stock, bearing a legend restricting the sale of said stock for a period of one year from date of issuance, with a recorded value of $19,300 as partial repayment of advances made by an officer on behalf of the Company.

On April 30, 1999, the Company issued 200,000 shares of common stock, bearing a legend restricting the sale of said stock for a period of one year from date of issuance, with a recorded value of $77,200 to an assignee of a related party. These shares were issued as repayment of advances to the Company made by a party related by virtue of common control.

NOTE 5.  STOCK OPTIONS

The Company had granted to Edward N. Laughlin, former president, director and majority shareholder, stock options in return for advancing working capital to the Company and providing prior year bank loan guarantees. These options expired April 5, 1999.

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

NOTE 6.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has incurred operating losses of $948,864 and $6,140,540 for the periods ending April 30, 1999 and 1998, respectively. In addition, the Company has used substantial working capital in its operations. As of April 30, 1999, current liabilities exceed current assets by $511,115.

Management plans to raise capital through a private offering of stock.. Sales are to be used to fund day-to-day operations and marketing activities related to digital, wireless and wireline communications endeavors.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7. COMMITMENTS AND CONTENGENCIES

Rents and Leases
----------------

The Company moved its executive offices to Mount Dora, Florida in December 1998. Under the terms of a sub-lease agreement dated November 30, 1998 between the Company and Terry Farms, Inc., the Company is to occupy the Mount Dora offices for a term of ten months beginning on the first day of December 1998 with the monthly rent of $1,551.10.

NOTE 8.  CHANGE IN OFFICERS

On April 13, 1999, Andrew F. Cauthen was appointed president, Chief Executive Officer and director, upon the resignation of Stephen Watwood as CEO, James Statham as president and Terry G. Wigton as director and chief finance officer. Mr. Watwood will remain director and chairman of the board, and Mr. Statham will remain as director. Mr. Wigton was appointed executive assistant to the president and director of multinational business. Renee C. Riegler resigned as assistant treasurer, however, she will continue to serve as corporate secretary.

NOTE 9.  SUBSEQUENT EVENTS

On June 15, 1999, the Company announced that the services of Wall Street West Communications, LLC had been retained. Wall Street West (WSW) is a Denver, Colorado based stock research firm, holding company, and corporate news information distributor. It is followed by more than 15,000 micro-cap investors, according to WSW. WSW will provide the Company with an investor awareness campaign. WSW is being compensated by Potter Financial, Inc., which is the firm retained by AMCI to perform investor relations, with the common stock of the Company. The terms of that compensation are fully disclosed on the disclaimer published by WSW on its website at www.wallstreetwest.com.

On May 25, 1999, AMCI announced that it had completed installation of its satellite communication equipment for remote monitoring of three large natural gas compressors for Fort Worth, Texas based Cross Timbers Oil Co. The compressors are at a remote site southeast of Ozone, Texas with Hanover
Compressors managing the monitoring service for Cross Timbers. The satellite unit "calls out" should any of the compressors fail or shut down. The message is delivered via the ORBCOMM system to the AMCI 24/7 call center which in turn notifies Hanover that a shutdown has occurred.

On May 14, 1999, the Company announced that it had completed installation of five satellite monitoring systems for Walsh Engineering, Inc., based in Farmington, New Mexico. The systems were installed on natural gas well compressors operated by Walsh on remote sites in Colorado and New Mexico. The "subscriber communicator" on each compressor will be enable the site to call out for alarm events as well as receive polls for current status and commands to modify existing program functions.

On May 4, 1999, the Company authorized to be issued to James A. Belknap 5,000 shares of the common stock of the company for technical consulting pursuant to an S-8 registration filed on May 18, 1999.

The Company announced, on May 4, 1999, that Hanover Compressor Co. has accepted an AMCI proposal to provide satellite monitoring of 20 natural gas compressors installed on gas wells and pipeline stations. AMCI has been monitoring two remote gas well compressors for Hanover since March 3, 1999. Current plans call for the installation of equipment to monitor an additional 18 compressors within 60 days at various sites selected by Hanover. The 18 compressors are being monitored for Chevron Corp.

                           INDEX TO EXHIBITS



27.1     Financial Data Schedule