Form 10KSB
period 1999-07-31
AMERICAN MILLENNIUM CORP INC
filed 1999-11-15
CIK 350193

-------------------------
                                                            OMB APPROVAL
                                                       -------------------------
                                                       OMB Number  3235-0420
                                                       Expires:  May 31, 2000
                                                       Estimated average burden
                                                       hours per response 3225.0
                                                       -------------------------
                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                    For the fiscal year ended July 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                                    For the transition period from_____ to _____

                                    Commission File No. 0-10841

                      AMERICAN MILLENNIUM CORPORATION, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          New Mexico                                      85-0273340
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

303 N. Baker St., Suite 200, Mount Dora, Florida                         32757
------------------------------------------------                      ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number (352) 735-0116

Securities registered pursuant to Section 12 (b) of the Act:

       Title of each class                Name of each exchange which registered
  -----------------------------           --------------------------------------
  Common Stock, $.001 Par Value           Over-the-counter bulletin board

Securities registered pursuant to Section 12 (g) of the Act:
                                  None

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(l) Yes X No__   (2) Yes X No_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the issuer's most recent fiscal year were $127,366.

The aggregate market value of the 17,690,922 shares held by non-affiliates of the issuer as of November 9, 1999, computed by using the average of the ask and bid prices on November 9, 1999, of $.2969 and $.2656 is as follows:

         Average $.2813/share X 17,690,922 shares = $4,976,456

The number of shares outstanding of the Issuer's common stock as of November 9, 1999, is 17,690,922. There are approximately 787 shareholders of record as of November 9, l999.

                      AMERICAN MILLENNIUM CORPORATION, INC.
                                   FORM 10-KSB
TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I

Item 1.       Description of Business                                         1
Item 2.       Description of Property                                         6
Item 3.       Legal Proceedings                                               6
Item 4.       Submission of Matters to a Vote of Security Holders             7

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters        7
Item 6.       Management's Discussion and Analysis or Plan of Operation       7
Item 7.       Financial Statements                                            9
Item 8.       Change In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         9

PART III

Item 9.       Directors, Executive Officers, Promoters, and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act          10
Item 10.      Executive Compensation                                         11
Item 11.      Security Ownership of Certain Beneficial Owners and Management 12
Item 12.      Certain Relationships and Related Transactions                 13

PART IV

Item 13.      Exhibits and Reports on Form 8-K                               13

                                       1
--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

FORWARD LOOKING INFORMATION

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact should be considered by you to be forward-looking statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which our customers participate; competition within our industry, including competition from much larger competitors; technological advances which could render our products less competitive or obsolete; failure by us to successfully develop new products or to anticipate current or prospective customers' product needs; price increases or supply limitations for components purchased by us for use in our products; and delays, reductions, or cancellations of orders previously placed with the us.

During the year ended July 31, 1999, our operations were impacted by a significant decrease in revenues. The we were unable to reduce costs to offset the revenue decrease. In an effort to increase revenues, we are attempting to expand its products to new market niches. Unless we are successful in the effort to increase revenues in the future, we may be required to adjust our cost structure to a level that could be supported by our revenues. There can be no assurance that we will be able to develop additional markets for our products or that revenue will remain at current levels or increase in the future.

--------------------------------------------------------------------------------
Item 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

HISTORY

American Millennium Corporation, Inc. (AMCI) is a New Mexico corporation (NASDAQ
OTCBB: AMCI, formerly EOPT) organized in 1979 under the name Energy Optics, Inc.
(Energy)  to  develop  various   proprietary  and  patented   technologies  for
industrial and consumer applications. Energy was unable to realize revenue sufficient to maintain an active status, and was unsuccessful in securing funding sufficient to aggressively market these devices and systems. Energy also was unable to enlist the resources of a partner concern necessary to take product development from the prototypical stage into production and then promote and market its various products through distribution to the end-user.

After becoming inactive and ceasing all initiatives to pursue funding for production and marketing, Energy was de-listed from the NASDAQ Small Cap listing. However, as an inactive over-the-counter stock, Energy's principals maintained the corporate books, kept Energy in good standing and retained its status as fully reporting to the Securities and Exchange Commission.

In order to proceed with its acquisition strategy, Energy recognized that it had to reduce its overwhelming debt. A settlement agreement was reached to eliminate the Small Business Administration debt (including accrued interest) by a combination of cash payments, issuance of stock and forgiveness of debt. The remainder of the debt was extinguished by forgiveness of some debt and interest in exchange for common stock. (Most of this debt was to directors of Energy.) With a clean slate, Management believed that it could pursue its research and development of products and services.

In June 1997, Management began discussions with an unincorporated business organization (UBO) that owned certain assets and rights to purchase or assign purchase rights of certain other assets. These discussions lead to the acquisition in August 1997 of certain of the UBO's business assets including real estate in Tavares, Florida, buildings, equipment and a controlling stock interest (held by parties related to the UBO) of Lean Protein Foods, Inc. (LPF), a specialty food company and their wholly-owned subsidiary, Wildwood Ostrich Ranch, Inc. (WWOR) in a transaction totaling approximately $3.6 million. This transaction was subsequently amended on October 10, 1997. Energy filed for foreign corporation registration with the State of Florida and moved its corporate offices from New Mexico to Tavares, Florida

In September and October 1997, Energy acquired a total of 80% of American Millennium Corporation (AMC) and 20% of Microgravity Aviation Corporation (MAC) from the UBO, both of which were development stage enterprises. Early in 1998, Energy discontinued operations of LPF and on July 31, 1998, sold its interest in LPF to LPF's minority shareholders. Management also negotiated the recessions of both the purchase contract for a 20% stock ownership held in MAC and the contract for purchase of the real estate in Tavares, Florida.

Under an Agreement and Plan of Merger dated May 27, 1998, Energy merged with American Millennium Corporation, a subsidiary of which Energy owned approximately an 80% interest, with the parent as the surviving corporation. Upon completion of the merger, we changed our name to American Millennium Corporation, Inc.

Our corporate headquarters are located in Mount Dora, Florida with engineering and operations offices based near Denver, Colorado.

PRODUCTS

Our recent activity has been focused on providing hardware and software combinations to facilitate timely, accurate, and cost effective one-way and two-way delivery of information. This can be achieved through a variety of communications platforms including satellite, cellular digital packet data, cellular, various other radio frequency protocols, and wireline. Our business strategy includes becoming an Applications Service Provider, commonly referred to as an ASP, that will provide high value software and additional services through the Internet.

Through utilization of newly available two-way satellite communication, we can monitor currently isolated facilities and equipment. We have activated over sixty pilot systems for satellite monitoring of oil and gas production and pipeline equipment as well as systems for monitoring and tracking rail and highway vehicles. Assets that could not be practically served by land-based communication systems can now utilize satellite monitoring and tracking to yield significantly better equipment management. This results in increased production, less product loss and increased capital efficiency for our customers.

We are a value-added reseller for ORBCOMM USA L.P. (ORBCOMM). ORBCOMM is a "low earth orbit" satellite company that is a joint venture between Orbital Sciences, Inc. and Teleglobe of Canada, Inc. Our contract with ORBCOMM allows us to provide remote monitoring services to operators of oil and gas wells, intermodal containers, and refrigerated and flatbed railcars. For example, by global position we can determine the location of a particular refrigerated railcar as well as the temperature inside the car, the voltage output of the generator, and numerous other functions.

Although virtually inactive at the time, we are also value-added resellers for PageMart and American Mobile Satellite.

HOW DOES IT WORK?

1. Status, location, malfunction or failure information is sent from the compressor Subscriber Communicator to one of the LEOS
2. The LEOS relays the information to an ORBCOMM Gateway Earth Station. In North America, these are always in view simultaneously.
3. The information passes through the ORBCOMM network and on to our service center for analysis and alert communication to the operator. If the operator is large enough to justify its own service center, we will guide its development and the satellite data will be routed directly to it.

Depending upon the nature of a malfunction, it may be possible to implement corrective action through communication with the compressor SC. In this case, control information is sent to the ORBCOMM network for routing to the next appropriate LEOS and hence to the compressor SC. If "on-the-ground" service is required, the failure data is analyzed by the operator to determine needed spare parts and tools. Since travel times to remote units can be measured in hours, accurate information of this nature is of great value. We become a key and ongoing link in the operator's value chain. We share in that value by charging for our engineering, installation, and operating services as well as receiving a recurring fee for the communication traffic, generated through ORBCOMM.

By way of example, two units have been contracted for by a customer and were provisioned by us to monitor gas well compressors and the mainline station compressor via the ORBCOMM satellite system. Our customer will receive daily reports that the units are running or not running, as well as alarm reports whenever the units shut down unexpectedly. We provide a secure website on the Internet for this customer to view the operating conditions and alarms.

DATA TRANSFER TECHNOLOGY

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

There is nothing new or innovative about Global Positioning Systems (GPS). This technology has been used by the military for decades and a handheld global positioning device can be purchased at a sporting goods store for under $100. However, the device only tells the operator's location. The ability to monitor fixed and mobile assets from a remote location, with respect to location, direction, and speed, as well as gather other pertinent data and actually manipulate functions, is a relatively new industry. We believe that monitoring fixed and moving assets from afar by satellite will become a significant growth market as indicated by the early results that AMCI has seen in its first initiatives. Moreover, billions of dollars have been committed by major high tech companies to launch communications satellites.

The ORBCOMM "constellation" of data transmission satellites is expected to cost approximately $0.4 billion, or anywhere from $1.1 billion to $8.7 billion less to build and deploy than any of its competitors. Even though ORBCOMM is a "Little LEO" system comprised of small, low earth orbit satellites, we believe that there are certain key competitive advantages over the larger, more costly systems. ORBCOMM has launched all 28 of its satellites of its constellation meaning that AMCI can solicit, demonstrate capability for proof of concept, and sign up subscribers in the present instead of in the future. Also, certain of the systems yet to be deployed are budgeted at billions of dollars before allowing for possible cost overruns and time delays. We believe that the less costly ORBCOMM system will allow for lower, more competitive monthly monitoring charges that will have a broad appeal to more potential subscribers.

NASA has stated in various news articles that it sees the space "industry" as trending toward less expensive hardware that is more expendable. In the event of a lost or malfunctioning satellite, a relatively inexpensive satellite is a much less critical financial event than is the case with a large, expensive satellite.

We further believe that the rapid changes in technology currently underway require a flexible approach in the design and deployment of data transfer satellites. Various experts in the telecommunication industry have predicted that gross revenues from the transfer of data will surpass revenues from voice communications in the next several years. A constellation of small, inexpensive satellites that can be upgraded to accommodate improvements in technology has, in management's opinion, a distinct cost advantage over systems that may rely on a few geosnychronous satellites that could become less efficient or obsolete as technology changes.

We believe our overall competitive advantage as a reseller for the ORBCOMM system is most closely tied to the competitive rates we can currently charge. The cellular telephone industry is an example of the sharp increase in the number of subscribers who signed up for service when cellular telephone rates fell. The demand curve trends upwards as rates trend downward. As a result, we are currently marketing the ability to provide accurate, low cost monitoring to the industries defined in our reseller contract.

OIL AND GAS CUSTOMERS

We have various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. We currently have several Subscriber Communicators (the industry term for transceivers, including those that receive and transmit to and from satellites) activated and in field trials. These units are currently monitoring a variety of assets in the United States. As an example, on May 4, 1999, Hanover Compressor Co. accepted our proposal to provide satellite monitoring of twenty natural gas compressors installed on gas wells and pipeline stations. We had been monitoring two remote gas well compressors for Hanover since March 3, 1999. Current plans call for the installation of equipment to monitor an additional eighteen compressors at various sites selected by Hanover. The eighteen compressors are being monitored for Chevron Corp. We also plan to market our products and services in the international market place.

Much of oil and natural gas production occurs in largely remote areas far beyond the economic range of wired or terrestrially based wireless communication. Key to the operation of these production sites are enormous compressors used to extract, collect, and transfer the oil and gas to transmission pipelines. The malfunction or failure of one of these compressors is a red-alert event for the production operator. The economic loss can be measured in thousands of dollars per hour of down time, resulting in a high value to reducing the duration of an outage.

To create this value, we can program a commercially available Subscriber Communicator to relay the vital signs of the compressor to the ORBCOMM LEOS. This information will include the status of all important components as well as the flow and pressure data for the pipeline. Since there is a considerable variation of compressor package designs and installation details, each installation requires customized programming and interfacing expertise to capture the critical information.

CUSTOMERS TRANSPORTING OF HIGH VALUE PRODUCTS

Through proper programming and interface design, a Subscriber Communicator can transmit information vital to the successful delivery of perishable cargo. In addition to temperature readings, it can monitor refrigeration system fuel levels and alert for any intrusion into a railcar or container. Importantly, the SCs have an additional feature installed to communicate the location of the transport. With a GPS (Global Positioning System) module in the SC, the position of the railcar or container can be constantly monitored. In addition to providing accurate logistical information to the shipper, this information is key to the timely repair of a failing refrigerator and protection of its cargo. The failing unit can be intercepted at the next maintenance location on its route and be repaired or have its cargo transferred to a working refrigeration unit.

This application provides another opportunity for us. The stream of information that flows through the our service center must be properly integrated into the transporter's existing Information Technology system. Failure information must be sent to the appropriate maintenance location and the transport service center for supervision. Position data should be available to the shipper at all times. Intrusion information must alert security services. All this data should arrive in correct formats at the right IT server. Further, if communication back to the Subscriber Communicator is needed, transport personnel should be able to use their existing applications to initiate it. We have an opportunity to configure and supervise the installation of off-the-shelf software packages that can manage this routing and formatting. Further, we can operate such routing servers, consolidating the needs of smaller customers.

CUSTOMERS USING RAILROAD CARS

We have completed a testing phase of remote monitoring of a refrigerated railcar under the provisions of a contract with Union Pacific Railroad, the nation's largest rail company. The original contract called for a prototype unit to be installed on a refrigerated railcar with cellular capability for transmitting data, we anticipate the data will be transmitted via satellite in the next phase. We have monitored, via satellite and cellular, the location of a test railcar as well as the battery voltage and refrigerated compartment temperature. We have installed the second generation of equipment on the railcar which exceeds the performance of the first generation equipment and allows us to move toward the next phase.

The next phase of the contract involves the outfitting of five refrigerated railcars with pre-production models of the our wireless equipment. Upon successful completion of this phase, Union Pacific has the option to place orders in increment of 100 units.

INTERMODAL CONTAINER CUSTOMERS

We have held discussions with an intermodal container corporation regarding outfitting a refrigerated container with a Subscriber Communicator to monitor location and alarm functions such as door openings and temperature. Following such a test, we will submit a formal proposal for the monitoring of the corporation's container fleet.

OTHER APPLICATIONS

The above applications are examples of a large variety of related needs. In addition to gas wells, pipelines also require monitoring. Oil wells, storage tanks and pumps are remote, critical production assets. Industrial chemical and compressed gas storage tanks present another opportunity. In addition, refrigerated railcars, refrigerated containers and other special cargo vehicles benefit from an onboard Subscriber Communicator and GPS unit. Complex powered vehicles such as locomotives, truck tractors, test vehicles and heavy equipment can be better managed with LEOS communication. Here, in addition to monitoring and tracking, the Subscriber Communicator can provide reliable messaging services for the equipment operator.

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

In our role as a developer of digital, wireline, and wireless products and solutions to the telecommunications industry, we are currently presenting the uses of its technologies with leaders in various industries. We believe that recent technological developments allowing the interfacing of multiple communication platforms should position us to emerge as an industry leader in the field of data transfer.

We believe that a significant market exists for potential applications of our technology that involve remote monitoring and systems function manipulations. Customers can monitor their equipment, production levels, and track global position as well as control functions and have data reported from the particular asset that can be downloaded onto a secure Internet website which can then be accessed from anywhere in the world. We provide company officials, such as oil engineers and railroad management, with the ability to obtain vital information on a timely and current basis at any location by simply using their laptop computers to log-on to a secure website. The reports can be available in less than sixty seconds after an ORBCOMM satellite flies over the monitored site, reads, and transmits the data to an ORBCOMM Earth Station.

We will continue to market these services to the rail, intermodal container, and oil and gas industries with its ORBCOMM reseller contract. We will continue to market our various paging technology solutions to the telecommunications industry with developments to be announced subsequent to patent filings.

The ability to provide satellite monitoring for the industries defined within our reseller contract with ORBCOMM means that we are able to charge a specified rate per month for each asset being monitored. The charge can range from a few dollars per month (similar to paging rates) to $100 per month, or even more (similar to cable television rates with premium channels and pay-per-view), depending on the amount of data and the frequency of reports required by the owner of the asset being monitored.

AMERICAN MOBILE SATELLITE

On August 28, 1998, we became a value-added reseller for Reston, Virginia based American Mobile Satellite (NASDAQ: SKYC) and its geosnychronous satellite system. They provide seamless voice, data, and point-to-multipoint dispatch services to virtually anywhere in North and Central America, the Caribbean, and hundreds of miles of surrounding waters. They are the only company authorized by the FCC to provide L-band (1.5-1.6 GHz) mobile satellite service in the U.S.

We have received a legal opinion that contracting to become a reseller of theses services does not represent a conflict of interest with ORBCOMM, which prohibits the us from reselling the services of any other satellite service that operates on 1 GHz or lower in radio frequency.

PROPRIETARY TECHNOLOGY APPLICATIONS

We believe that we have now developed certain proprietary technologies for the monitoring of various types of assets utilizing the ORBCOMM LEO system. In addition to monitoring of data communications, we have the ability to remotely control functions at the asset location. Due to the sensitive and proprietary nature of this technology as well as our intent to protect us to the extent that is possible with patent applications, we are unable to disclose specific aspects of the systems. Nevertheless, we believe that the applications are both valuable and viable. We are presently in discussion with several companies regarding licensing and/or joint venture proposals within the scope of the technologies and their respective applications.

We have retained the services of Pittenger and Smith, a Denver, Colorado based patent, trademark, and copyright law firm, to effect these applications.

MARKETING

We believe that a significant base of recurring revenues derived from monthly satellite and paging monitoring charges will build AMCI's value. Our principal marketing efforts are directed toward the oil and gas, intermodal container, and railroad industries which have a need for monitoring of high value assets. Our personnel work with management and engineers in the industries discussed above in order to determine their technological needs, cost objectives and to develop solutions for their individualized asset monitoring requirements. Marketing efforts are performed by both our personnel and outside sales service providers. We have and will continue through the year 2000, to market our services at industry trade shows.

COMPETITION

There are numerous competitors to ORBCOMM's Low Earth Orbit satellite based data and messaging service. However, we are confident that there does not exist, at present, any competiton of an immediate or formidable nature for several reasons. First, geostationary systems and terrestrial based wireless networks are regional, not global, in coverage. Secondly, the big Low Earth Orbit systems such as Iridium and Globalstar must focus on voice telephony to build rapid revenues to service the multi-billion dollar capitalization costs associated with their deployment. Also, their electronic architecture makes it expensive to send data and the end-user equipment is expensive.

Additionally, the majority of the satellite systems in development exist only on paper and have either not obtained financing or licensing or both. We do not believe that any system either deployed or in development can compete with the ORBCOMM/AMCI ability to provide the low cost service for data transfer, the small, inexpensive communicators, or the ability to provide global near real-time two-way communications.

There is potential competition from other ORBCOMM resellers who are licensed by ORBCOMM to market services within the same industries as we have focused. Also, ORBCOMM itself is marketing its own services to virtually all industries via in-house resellers and employed sales personnel.

We believe that the market is vast and we are protected with mutual agreements of non-disclosure and non-circumvent with ORBCOMM on any initiatives brought forward by us.

MANUFACTURING AND SUPPLIERS

We purchase the majority of the components for our subscriber data communicators from ORBCOMM; however, we believe that these components are readily available from more than one source of supply at competitive prices. Airtime for satellite monitoring is also purchased from ORBCOMM.

GOVERNMENT REGULATIONS

As value-added resellers for ORBCOMM, PageMart, and American Mobile Satellite, our services and products are subject to the rules and regulations of the Federal Communications Commission. We anticipate no problems in obtaining the necessary certifications in a timely manner as required.

PERSONNEL

As of July 31, 1999, we had six full time people all of whom are directors or officers except for one who is the spouse of a director. None of our personnel are covered by collective bargaining agreements. Relations with our personnel are considered good.

--------------------------------------------------------------------------------
Item 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

Our corporate offices occupy approximately 1,400 square feet and are located at 303 North Baker Street, Suite 200, Mount Dora, Florida. The office facilities were rented in December 1998, under a 10-month sublease rental agreement from an unrelated party at a rental rate of $1,450, plus sales tax, per month, that expired September 30, 1999. The Company is in the process of negotiating a three-year rental agreement with the property owner, Dream Merchants, Inc., at the same monthly rate. The Company will continue to occupy the facility on a month-to-month basis until the lease is executed.

Our engineering and operations facility near Denver, Colorado temporarily occupies an office consisting of approximately 180 square feet. The furnished office is leased on a month-to-month basis for $150 per month from Downtown Radio of Denver, Inc. The lessor also provides general office facilities and services which approximate $300 per month.

The furniture, fixtures and equipment used in the conduct of our business have a historical cost of approximately $40,000. The majority of the furniture, fixtures and equipment was acquired used, but in good condition. We also own monitoring units which are leased to various customers, as well as demonstration units with a total historical cost of approximately $23,000.

--------------------------------------------------------------------------------
Item 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

In August 1997, we issued 400,000 restricted shares of common stock to each of two individuals as part of a Stock and Asset Purchase Agreement. The agreement was amended in October 1997, to reflect a lower valuation of the assets to be acquired in exchange for the stock issued. Accordingly, it was necessary to reduce the number of shares to which these two individuals were entitled to 117,275 shares each. A letter was sent for the return of the original shares in exchange for issuance of the appropriate number of shares. The original shares were not returned and upon the expiration of the restriction period, the individuals sought to have the restriction removed to enable them to sell the shares. Since we believe the shares were issued in error, we sought an injunction in the Circuit Court of the Fifth Judicial Circuit, in Lake County, Florida to prevent the sale of these shares. A temporary injunction was granted on October 27, 1998, upon the filing of a surety bond in the amount of $150,000 by us. The individuals have not responded to the summonses and a motion for default will be filed. Legal counsel believes the likelihood of a successful outcome is high.

In October 1997, we issued common stock totaling 500,000 shares to two individuals under a Consultant Services Plan as compensation for marketing services We then decided to discontinue relations based on our dissatisfaction with the quality of service, lack of service and other business reasons. When requested that the stock be returned, we discovered that the stock had been sold. We retained legal counsel to pursue the matter. Legal counsel believes that there is a strong likelihood that we will obtain a successful verdict, however, collectibility of any verdict or judgement is unknown at this time.

On November 25, 1997, we executed an Equipment Lease Agreement with AT&T Capital Leasing Services, Inc.(AT&T). The term of the agreement was 60 months. We made only three payments and on October 20, 1998, AT&T repossessed the equipment. There is a claim against us for the balance due and owing under the Equipment Lease Agreement in the sum of $44,607. Based upon the negotiations, an equitable and favorable outcome for us appears likely. Accordingly, we have recorded an accrued liability of $20,000 in settlement of this claim.

We are also a party to a pending administrative proceeding initiated by the Securities and Exchange Commission. The Commission alleged various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against the Company, but has not filed suit. An informal settlement has been reached in the matter, which, if approved by the Commission, will not require any payments.

--------------------------------------------------------------------------------
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
--------------------------------------------------------------------------------

Our common stock is traded on the NASDAQ over-the-counter market. Since May of 1986, it has been listed in the "pink sheets" and is currently listed on the National Association of Securities Dealers' Electronic Bulletin Board under the symbol "AMCI," formerly EOPT. Individual systems may add other symbols for access. Listed below are the high and low bid for each of the last eight quarters after giving retroactive effect to the one-for-ten reverse stock split on August 27, 1998. The quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions

FISCAL YEAR ENDED JULY 31, 1999                 HIGH                       LOW
                                                ----                       ---

First Quarter                                  $  1.170                $  .350
Second Quarter                                 $   .700                $  .109
Third Quarter                                  $   .580                $  .250
Fourth Quarter                                 $   .530                $  .200

FISCAL YEAR ENDED JULY 31, 1998                 HIGH                       LOW
                                                ----                       ---

First Quarter                                  $  2.625                $ 2.313
Second Quarter                                 $  1.375                $  .700
Third Quarter                                  $  1.450                $ 1.350
Fourth Quarter                                 $  1.290                $ 1.220

At November 9, 1999, we had 787 shareholders. We have not paid dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

--------------------------------------------------------------------------------
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

It is anticipated that revenues from sales, leases and installation of subscriber communicators and airtime for these units will significantly increase based on ongoing contract negotiations and proposals. Since the end of the fiscal year, we have more than doubled the number of Subscriber Communicator units in the field.

For the last two years, our time and efforts have been primarily dedicated to research and development. We have recently entered the deployment stage. Applications that were being developed and modified have now reached deployment.

We have entered into an agreement with a company in Midland, Texas to provide two Subscriber Communicator units as well as airtime for wireless remote monitoring of a mainline station and a natural gas well located in the Permian Basin of West Texas. That company is one of the nation's largest single source providers of sales, leasing, engineering, fabrication, and operator of gas compression equipment. They operate through 13 regional sales offices and with over 120 technical service representatives located throughout the U.S.

General Motors Corp. recently purchased ten of our Subscriber Communicators for testing purposes. The units are able to report a vehicle's global position as well as send and receive e-mail to the vehicle's occupants. GM's Truck Engineering Group has been running trials using the units to track the test vehicles across the U.S. over the Internet. We are currently working on additional software applications to meet the needs of GM's engineers for remote communication with the vehicle itself.

On July 22, 1999, we signed a joint marketing agreement with a multinational marketing firm. That firm will market our radio frequency and Subscriber Communicator technology in data and voice delivery. Some of the current application tests underway include radio frequency wireless reservation services for a hotel chain, high value asset location and tracking, monitoring trucks and autos for an insurance company and wireless Internet access. Other applications being tested will include testing redundant home security systems and remote monitoring and development of wireless Local Area Networks. Most of the activity is in Central America and the Caribbean. We subsequently reported on September 1, 1999, that this South and Central American representative marketing our satellite technology, would be jointly demonstrating, with us, the applications of our new SatAlarm (TM) device as a watchdog over home security systems at the ISC International Safety Communications Show in New York City. The SatAlarm (TM) can be installed in homes to detect whenever phone lines are cut or a loss of power occurs in conjunction with an unauthorized entry.

We have completed engineering for remote interfacing with the Frick RWB II Plus Control Panels. The panels are manufactured by Frick Controls, Group, Frick Company, a division of York International Corp. The Subscriber Communicator with the custom application software permits communication with the control panel using the panel's native ACSII protocol.

A hospital service group based in Findlay, Ohio recently purchased 26 of our Subscriber Communicators as well as airtime over the ORBCOMM satellite system. All but one of the communicators are being utilized to track the transport of contaminated waste inroute to disposal sites.

We have been working under a cooperative arrangement with Altronic Controls (Garland, TX), a wholely-owned subsidiary of Altronic, Inc. (Girard, OH) to create an ORBCOMM-enabled link to Altronic's new DE-2000 digitial annunciator. The DE2000 is the central control unit for Altronic's new generation of natural gas compressor control panels. This project has passed from the development stage to pilot testing with the advent of two field installations in October, 1999. One of these pilot sites is on a compressor near Ft. Stockton, TX. The product is comprised of an Subscriber Communicator with application software that enables it to pass communication commands and responses to and from the DE2000 via the ORBCOMM system. Using a website created by United Controls Corporation (Huntsville, AL), live status information for the compressor is polled on a regular basis and is available via the Internet using only a standard web browser. A demand poll for current or historical information can be initiated from the website with the results displayed thereon. 'Alarm Shutdown' events are communicated to the website as they occur and simultaneously to our call center for notification of operator field personnel. The system has been received very positively by current users and prospective customers. Marketing plans call for the product to be co-marketed by Altronic controls, United Controls and us.

RESULTS OF OPERATIONS

Revenues decreased $178,043 (58%) during the fiscal year ended July 31, 1999 and increased $306,409 (306%) during the fiscal year ended July 31, 1998. Fiscal year 1998 was the first year in recent years in which AMCI has had revenue and included primarily revenues received from joint product development, whereas fiscal year 1999 included primarily revenues from the sale and lease of subscriber communicators and very little from joint product development.

Gross profit for the year ended July 31, 1999 was $23,802 (19% of sales) compared to $205,504 (67%) for the year ended July 31, 1998. The cost of sales for fiscal year 1999 consisted primarily of units sold and airtime sold while costs of sales for 1998 were attributable to the costs of joint product development that were not necessarily a true indication of the cost of the product sold.

Selling, general, and administrative expenses decreased by $2,481,538 for the fiscal year ended July 31, 1999 and increased by $3,707,092 for the fiscal year ended July 31, 1998. During the fiscal year 1998, significant expenditures were made to outside consultants for the promotion and marketing efforts of our Company and its various acquisitions. During fiscal year 1999, efforts were focused on the marketing of the products. This marketing was performed primarily by the directors and officers.

Losses from discontinued operations and disposal of discontinued subsidiary and equity investment was $2,238,670 for the fiscal year ended July 31, 1998. These losses resulted from the discontinued operations and disposal of Lean Protein Foods, Inc. and from the disposal of its equity investment in Microgravity Aviation Corporation.

As of July 31, 1999, we had available income tax operating loss carryforwards of $7,048,300, tax credits of $22,466 and capital loss carryforwards of $2,328,670 that can be used to offset future taxable income, subject to certain restrictions based on significant ownership changes.

EFFECTS OF INFLATION

We  believe  that  our  revenues  and  results  of  operations   have  not  been
significantly affected by inflation during the three years ended July 31, 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We understand that cash equivalents on hand at July 31, 1999, are not adequate to meet even our short-term capital needs. AMCI continues to have negative working capital and a deficiency in assets of approximately $689,343 for fiscal year 1999 and $247,400 for fiscal year 1998. Working capital for the past two years has been primarily from loans from related parties. The directors and officers have been forced to temporary forego a portion of their compensation because of the poor financial condition of AMCI.

During the year we sold 100,000 shares of our common stock and options for the purchase of an additional 400,000 shares of our common stock. Total proceeds were $100,000. We also issued stock for compensation of services rendered under various consultants' agreements.

On September 24, 1999, we accepted a bridge loan of $50,000 and authorized the issuance of 25,000 shares of restricted common stock in payment of interest on the loan from an individual.

To satisfy cash requirements for the short to mid-term operations we have made a private offering of AMCI common stock in accordance with exemptions from registration under Regulation D, Rule 506, Securities Act of 1933. The offering was made on a "best efforts" basis with a maximum of 2,800,000 shares and an equal number of warrants offered for sale at $.25 per share/warrant. Since the end of our fiscal year we have received stock subscriptions for 2,400,000 shares of stock with a total subscription price of $600,000. To date $100,000 has been received and the balance is scheduled to be received on November 19, 1999. To date expenses of this offering total approximately $20,490. Additional expenses upon final funding are expected to be approximately $30,000.

We have no material commitments for capital expenditures and expect no significant changes in the number of employees. We will continue to out-source production and manufacturing and major marketing efforts will be performed by the officers and directors in their capacity as consultants.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS 130 "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997, with earlier application permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements and requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Our adoption of SFAS 130 by us in fiscal 1999 had no inpact on net income or stockholders' equity.

IMPACT OF THE YEAR 2000 ON OUR INFORMATION TECHNOLOGY SYSTEMS

The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. AMCI has conducted a preliminary assessment of its key computer systems and software applications to ensure that the integrity and accuracy of its computer systems, embedded systems and software applications that contain date sensitive operations or that involve date processing. To date AMCI has upgraded its accounting software (accounts receivable, accounts payable and general ledger) to be Y2K compliant.

We are in the process of communicating with all key suppliers, financial institutions and customers to identify and coordinate the resolution of any Year 2000 issues that might arise and have. We have been advised by ORBCOMM that they are addressing all of the Year 2000 issue and that they expect timely achievement of Year 2000 readiness.

Based on the initial assessment, we believe the cost of addressing the Year 2000 issue should not have a material impact on our financial position or results of operations.

--------------------------------------------------------------------------------
Item 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Our  financial   statements  are  included  (with  an  index  listing  all  such statements) in a separate financial section at the end of this Annual Report on Form 10-KSB.

--------------------------------------------------------------------------------
Item 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers, some of whom are also our directors are as follows:

Name                         Title/Position                                  Age

Andrew F. Cauthen            Chief Executive Officer, President, Director     57
Stephen F. Watwood           Vice President of Business Development, Director,
                             Chairman of the Board                            51
Bruce R. Bacon               Vice President of Engineering, Chief Technology
                             Officer, Director                                41
James C. Statham             Chief Operations Officer and Director            46
Shirley M. Harmon            Director                                         53
Renee C. Riegler             Secretary                                        46
Thomas W. Roberts            Treasurer                                        50

Andrew F. Cauthen, 57, President/Chief Executive Officer/Director. Mr. Cauthen's background includes 10 years operating experience as president/CEO for Century Capital Property Management Corp. With over one billion in assets, Century Capital had over 200 employees and approximately 45 commercial properties under management throughout the United States. Following his association with Century Capital, Mr. Cauthen was president of Mac Haik Development of Houston, Texas. He has been in an executive capacity of several companies, most recently as president and CEO of ZapCom International, Inc., a division of Imagitel, Inc. Mr. Cauthen has broad-based experience in strategic planning, organization design and management. He has consulted to businesses in real estate finance, acquisition, development, joint venture financing, telecommunications, computer services, consumer products, and marketing. His duties include the oversight of growth areas of corporate operations, focusing on financing, financial services, budgets, information services, customer support and administration.

Stephen F. Watwood, 51, Vice President of Business Development/Chairman of the Board/Director. Mr. Watwood owned and operated a successful commercial and residential construction company for 24 years where he was directly responsible for project development, business planning, and management. During that period, he owned a solar power technology company and was an early pioneer in designing and installing photo-voltaic systems into remote locations. He is considered by certain of his peers to be an expert in this technology and, to date, his early efforts serve as the basis for the status-quo development of this technology in Northwest Colorado. The duties of Mr. Watwood include development of new business, project management for ongoing initiatives, and creating technical solutions for Subscriber Communicator systems.

Bruce R. Bacon, 41, Chief Technology Officer (CTO)/Vice President of Engineering/ Director. Mr. Bacon holds a degree in Electrical Engineering from Montana State University where he was also a graduate research assistant in the field of semiconductor laser frequency stability and linewidth reduction. His most recent experience is that of lead design engineer at RadiSys Corporation where he was responsible for electrical system architecture design, writing specifications, digital and analog circuit design, prototype debug, design validation, and production release. He has broad experience in field service, customer technical support, in-house technical training, new product development, and manufacturing operations. Mr. Bacon's duties include oversight of manufacturing, field engineer for development ofSubscriber Communicator, and senior project engineer for our initiative with satellite monitoring of rail, container, and petroleum assets in industry.

James C. Statham, 46, Chief Operations Officer (COO)/Director. Mr. Statham has been an independent businessman for over 20 years. He completed the Hotel and Restaurant administration curriculum at Florida State University and Leysin, Switzerland and subsequently owned and operated a restaurant from 1978 until 1989. In 1989, he formed S&H Foods, Inc., a specialty food company that operated a food processing plant that produced a gourmet specialty product sold to grocery chains, wholesale buying clubs, restaurants, and foodservice suppliers. In 1993, Mr. Statham was hired to assist in capital formation for various General Partnerships and Limited Liability Companies involved in a number of projects including wireless telecommunications, agribusiness, and food processing. Mr. Statham's duties include responsibility for public filings with the U.S. Securities and Exchange Commission, shareholder relation management, and acting as liaison between our Company and the broker/dealer community.

Shirley M. Harmon, 53, Director. Ms. Harmon retired from the United States Department of Navy in 1995. She was a civilian employee with 28 years in the financial division. She has held various positions and titles during this employment, which include the following: Budget Analyst, and Management and Analyst for the Ship Parts Control Center, financial evaluating and executing various budget programs. Additional responsibilities included establishing and maintaining payroll records for over 7,000 government employees throughout the United States and overseas. After leaving the Department of Navy, Ms. Harmon took a position with a private trust. Her responsibilities included the establishment and maintenance of the trust's financial records.

Renee C. Riegler, 46, Secretary. Ms. Riegler has over 20 years of diverse experience in business, securities, law, journalism, and administration; specializing in the management of large volumes of information and documentation and the creation/organization of new positions, departments, and companies. She was employed for over seven years as a paralegal specializing in civil litigation. Ms. Riegler has over six years of experience in the financial industry specializing in tax advantages investments. As a registered principal with the NASD, Ms. Riegler was the vice president and designated compliance officer for an investment banking firm with brokerage and investment advisory subsidiaries. She holds a Bachelors of Art degree from the University of Central Florida. Ms. Riegler's duties include that of general oversight of corporate administration issues, securities filings, media communications, and responding to investor queries.

Thomas W. Roberts, 50, Treasurer. Mr. Roberts is licensed as an Attorney at Law in Ohio. From 1985 through 1996, he operated as sole practitioner of a general law practice in the greater Cincinnati, Ohio market. His experience included assistance to clients in commercial law, financing for business start-ups, and contract assistance in all phases of commercial practice. During that period, he also served on the Board of Directors of Intense Limited of Cincinnati, Ohio, and equipment leasing company, where he assisted in normal operations including pricing and contract decisions. Additionally, Mr. Roberts is a Certified Public Accountant in Ohio where, during the same period, he was the owner and President of Thomas W. Roberts, C.P.A., P.S.C., an accounting firm that specialized in financial statement preparation, governmental audits and tax reporting, financial analysis for business financing, project management, and investment analysis. Mr. Roberts has served as Independent Corporate Counsel for us since September of 1997. He was appointed to the position of Treasurer in December of 1997. Mr. Roberts assists us in various legal and accounting matters.

--------------------------------------------------------------------------------
                         Item 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------
The following table summarizes the compensation earned or paid for services rendered for the fiscal years ended July 31, 1999, 1998 and 1997:

                                                               Employee
                                                                Stock
Name of Officer or Director       Fiscal Base                 Incentive    Total
Capacity Which Served              Year  Comp(1)    Bonus(2)  Plan (1)(2)   Comp
--------------------------------------------------------------------------------
Andrew F. Cauthen
   President                      1999   $ 15,000   $   --     $   --   $ 15,000
   Chief Executive Officer
   Director

Stephen F. Watwood
   VP Business Development        1999     98,001     80,000    106,500  284,501
   Chairman of the Board          1998     78,000       --         --     78,000
   Director                       1997     78,000       --         --     78,000

Bruce R. Bacon
   VP of Engineering              1999     96,000       --      106,500  202,500
   Chief Technology Officer       1998     43,298       --         --     43,298
   Director

James C. Statham                  1999     98,001    119,750    106,500  324,251
   Chief Operations Officer       1998     92,667       --         --     92,667
   Director                       1997       --         --         --         --

(1) Includes accrued compensation and the value of common stock issued for services
(2)          Includes the value of restricted common stock issued

EMPLOYMENT CONTRACTS

Directors and officers who are active in the management of AMCI are compensated as consultants under a Contract for Services, the effective date which coincides with our fiscal year end. These contracts are approved annually by the Board of Directors. Contracts in effect at July 31, 1999 and 1998, respectively, provided for annual compensation as follows:

                                     1999                1998
                                   --------           ---------
Stephen F. Watwood                 $ 96,000           $ 104,000
James C. Statham                   $ 96,000           $ 104,000
Bruce R. Bacon                     $ 96,000           $  96,000
Renee C. Riegler                   $ 58,000           $  58,400
Phyllis Watwood                    $ 25,500           $  30,000

On July 31, 1999, the above contracts were extended. The extensions run through July 31, 2000.

Andrew Cauthen became President and Chief Executive Officer on April 13, 1999. His two-year Employment Contract was approved by the Board of Directors subsequent to year-end and commenced on August 15, 1999. The contract provides for annual compensation of $120,000 for the first year. Compensation for the second year will consist of $180,000, 250,000 shares of restricted common stock and 250,000 stock options exercisable at $1.00 per share for a two-year period. On August 5, 1999, we issued 100,000 shares of common stock for services provided but not covered under this contract.

On August 30, 1999, we authorized that, based upon funding, the accrued compensation of our officers, directors, and employees could be taken in our restricted common stock in lieu of cash at the individual's preference.

EMPLOYEE STOCK INCENTIVE PLAN

In January 1999, the Board of Directors approved an outline for an Employee Stock Incentive Plan (ESIP). The plan provides for 8,100,000 shares of AMCI restricted common stock to be issued as incentive compensation. The plan calls for twenty-five (25%) of the shares available to each participant to be issued when the participant has concluded six months of service. An additional twenty-five (25%) of the available stock is to be issued when the participant has concluded one year of service. The balance of the available stock is to be issued upon completion of one and one-half years of service.

Although the plan was approved by the Board of Directors and the first increment of initial of stock issuances has been made, this plan has not yet been formalized. At the request of the Board of Directors, the issuance was waived of restricted shares vested under the ESIP due and owing after April 13, 1999, until further review at a Board meeting on or about January 2000. Incentive compensation has not been accrued for these shares because the value, which is based on the price of stock at the date of issue, cannot yet be determined.

--------------------------------------------------------------------------------
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth information as of November 9, 1999, regarding ownership control of our common stock by each person who beneficially owns 5% or more of the our common stock, by each of our directors, and by all the officers and directors as a group.

Name and Address of               Shares Beneficially                    Percent
Beneficial Owner                         Owned                          of Class

Andrew F. Cauthen                        95,385                            .539%
6125 W. Sam Houston Parkway North
Suite 504
Houston, Texas 77041

Stephen F. Watwood                    1,398,841                           8.330%
17835 RCR 29
Oak Creek, Colorado 80467

Bruce R. Bacon                          555,555                           3.383%
PMB #338
601 16th Street, #C
Golden, Colorado 80401

James C. Statham                        995,000                           6.066%
P.O. Box 211
Cedar Key, Florida 32625

Harto Ltd.                            2,657,495                          16.201%
Victoria House, P.O. Box 1090
The Valley, Anguilla, BWI

Global Investments Ltd., Trustee      3,400,000                          20.727%
Victoria House P.O. Box 1066
The Valley, Anguilla BWI

Mali-Suisse Mining Holdings, S.A.     2,340,000                          14.265%
28 Old Brompton Road, Suite 1119
London, England SW7 3DL

All Officers, Directors and 5%
Shareholders as a Group (9 persons)  11,629,221                          65.552%

--------------------------------------------------------------------------------
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

See footnote 5 of the 1999 Financial Statements included in this report.
--------------------------------------------------------------------------------

                                     PART IV
--------------------------------------------------------------------------------
Item 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(A)            Financial Statements and Schedules
The following financial statements and schedules are filed with and as part of this Annual Report on Form 10-KSB:
         Independent Auditors Report
         Balance Sheets
         Statements of Operations
         Statements of Deficiency in Assets
         Statements of Cash Flows
         Notes to Financial Statements
(b)          Exhibits
The following exhibits are filed with this report:
(3.1) Articles of Incorporation and Bylaws, as amended to date of this report (incorporated by reference Form 8-K filed June 11, 1998, File No. 000-10841-D) (3.2) Agreement and Plan of Merger dated May 27, 1998 (incorporated by reference Form 8-K filed June 11, 1998, File No. 000-10841-D)
(27) Financial Data Schedule
(B) No reports were filed on Form 8-K for the quarter ended July 31, 1999.

-------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                      American Millennium Corporation, Inc.

DATED: November 12, 1999                   By: /s/Andrew F. Cauthen
                                              ----------------------------------
                                              Andrew F. Cauthen, President
                                              (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATED: November 12, 1999                   By:  /s/ Andrew F. Cauthen
                                              ----------------------------------
                                              Andrew F. Cauthen, Director,
                                              President,Chief Executive Officer,
                                              (Chief Executive Officer)

DATED: November 12, 1999                   By:  /s/ Bruce R. Bacon
                                              ----------------------------------
                                              Bruce R. Bacon, Director, Chief
                                              Technology Officer, Vice President
                                              of Engineering

DATED: November 12, 1999                   By:  /s/ Shirley Harmon
                                              ----------------------------------
                                              Shirley Harmon, Director

DATED: November 12, 1999                   By:  /s/ James C. Statham
                                              ----------------------------------
                                              James C. Statham, Director and
                                              Chief Operations Officer

DATED: November 12, 1999                   By:  /s/ Stephen F. Wateood
                                              ----------------------------------
                                              Stephen F. Watwood, Director,
                                              Chairman of the Board, Vice
                                              President of Business Development

DATED: November 12, 1999                   By:  /s/ Renee C. Riegler
                                              ----------------------------------
                                              Renee C. Riegler, Secretary
                                              (Corporate Secretary)

DATED: November 12, 1999                   By:  /s/ Thomas W. Roberts
                                              ----------------------------------
                                              Thomas W. Roberts, Treasurer
                                              (Principal Financial Officer)

                          INDEX TO FINANCIAL STATEMENTS




INDEPENDENT AUDITOR'S REPORT                                               F - 2

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                        F - 3

     Statements of Operations                                              F - 4

     Statements of Deficiency in Assets                                    F - 5

     Statements of Cash Flows                                              F - 6

     Notes to Financial Statements                               F - 7 to F - 18

Dohan and Company                                 7700 North Kendall Drive, #204
Certified Public Accountants                          Miami, Florida  33156-7564
A Professional Association                            Telephone:  (305) 274-1366
                                              Facsimile: (305) 274-1366


                           INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of American Millennium Corporation, Inc.
Mount Dora, Florida


We have audited the accompanying balance sheets of American Millennium Corporation, Inc. at July 31, 1999 and 1998, and the related statements of operations, deficiency in assets and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Millennium Corporation, Inc. as of July 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 5, American Millennium Corporation, Inc. had entered into asset purchase, sales and recession contracts with Harto, Ltd., American Global Equity Services (a trust), Mali-Suisse Mining International, Ltd. (all entities subject to common control with and of the Company), and officers of the Company.

                                                   /s/Dohan and Company, PA

Miami, Florida
October 22, 1999







Member:
Florida Institute of Certified Public Accountants
American  Institute of Certified Public  Accountants - Private Companies and SEC
  Practice Sections
SC International - Offices in Principal Cities World-Wide

AMERICAN MILLENNIUM CORPORATION, INC.
BALANCE SHEETS
===============================================================================

July 31,                                                 1999             1998
-------------------------------------------------------------------------------
                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents ......................  $   6,961        $    1,176
  Accounts receivable, less allowance of $640 ....     20,365               -
  Inventory ......................................      5,975               -
  Advances to officers ...........................        -              65,921
  Prepaid expenses ...............................        -              40,375
-------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS ......................     33,301           107,472
-------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT ...........................     51,819            81,582

OTHER ASSETS
  Available-for-sale equity security .............     14,390             3,040
  Security deposits ..............................        500               -
  Deferred tax asset, less valuation allowance of
    $3,385,497 and $2,928,303.....................        -                 -
-------------------------------------------------------------------------------
TOTAL ASSETS .....................................  $  100,010       $  192,094
===============================================================================

                LIABILITIES AND DEFICIENCY IN ASSETS
CURRENT LIABILITIES
  Accounts payable ...............................  $  165,259       $  121,299
  Accrued payroll and related taxes ..............      89,908          166,505
  Accrued expenses and other liabilities .........     321,666           80,012
  Notes payable to officers ......................      91,970           51,178
  Notes payable to related parties ...............      69,885              -
  Note payable to shareholder ....................      12,000              -
  Advances from officers .........................      38,665              -
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ........................     789,353          418,994
-------------------------------------------------------------------------------
LONG-TERM NOTE PAYABLE TO OFFICER ................         -             20,500
-------------------------------------------------------------------------------
TOTAL LIABILITIES ................................  $  789,353       $  439,494
-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

DEFICIENCY IN ASSETS
  Preferred stock, 10,000,000 shares authorized; none issued
  Common stock, $.001 par value, 60,000,000 shares
    authorized;16,403,472 and 12,329,514 shares
    issued and outstanding .......................      16,404           12,330
  Additional paid-in capital .....................  11,200,570       10,157,022
  Accumulated deficit ............................ (11,917,667)     (10,408,752)
  Accumulated other comprehensive income .........     11,350               -
  Treasury stock .................................         -             (8,000)
-------------------------------------------------------------------------------
TOTAL DEFICIENCY IN ASSETS .......................    (689,343)        (247,400)
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS .......     100,010          192,094
===============================================================================
See accompanying notes

AMERICAN MILLENNIUM CORPORATION, INC
STATEMENTS OF OPERATIONS
===============================================================================
For the Years Ended July 31,                            1999             1998
===============================================================================
REVENUES ........................................  $   127,366      $   306,409

COST OF REVENUES ................................      103,564          100,905
                                                    ----------       ----------
    GROSS PROFIT ................................       23,802          205,504
                                                    ----------       ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting - officers and directors............      933,363          132,770
  Consulting - others ...........................       78,695        2,967,004
  Professional ..................................      253,575          297,513
  Salaries ......................................       32,470          200,357
  Travel ........................................       68,607           47,088
  Telephone and utilities .......................       33,453           20,000
  Depreciation ..................................       11,010           14,412
  Other .........................................       69,179          282,746
                                                    ----------       ----------
    TOTAL SELLING, GENERAL
       AND ADMINISTRATIVE EXPENSES                   1,480,352        3,961,890
                                                    ----------      -----------
LOSS FROM OPERATIONS ............................   (1,456,550)      (3,756,386)
                                                    ----------      -----------
OTHER INCOME (EXPENSES)
  Litigation settlement .........................      (20,000)            -
  Loss on sale and disposal of assets ...........      (38,707)         (13,134
  Other miscellaneous income ....................        6,342              520
                                                    ----------       ----------
    TOTAL OTHER INCOME (EXPENSES) ................     (52,365)         (12,614)
                                                    ----------       ----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES (1,508,915)      (3,769,000)

INCOME TAXES......................................         -                -
                                                    ----------       ----------
LOSS FROM CONTINUING OPERATIONS ..................  (1,508,915)      (3,769,000)
                                                    ----------       ----------
DISCONTINUED OPERATIONS
  Loss from operations of 80% owned discontinued
    subsidiary....................................        -            (162,617)
  Loss on disposal of 80% owned discontinued
    subsidiar.....................................        -          (1,905,053)
  Loss on disposal of 20% owned equity investment.         -            (261,000
                                                    ----------       ----------
    LOSS ON DISCONTINUED OPERATIONS,
       NET OF INCOME TAXES........................         -         (2,328,670)
                                                    ----------       ----------
NET LOSS ........................................   (1,508,915)      (6,097,670)

OTHER COMPREHENSIVE INCOME
  Unrealized gain on available-for-sale
    equity security...............................      11,350              -
                                                    ----------      -----------
COMPREHENSIVE LOSS ............................... $(1,497,565)     $(6,097,670)
                                                   ===========      ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE BEFORE
 DISCONTINUED OPERATIONS .........................      ($0.11)          ($0.40)
===============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ......      ($0.11)          ($0.64)
===============================================================================
BASIC AND DILUTED COMPREHENSIVE INCOME
   PER COMMON SHARE ..............................       $0.00              -
===============================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (BASIC AND DILUTED) ........  14,215,132        9,528,448
===============================================================================
 See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF DEFICIENCY IN ASSETS

====================================================================================================================================
                                                                                                     Accumulated
                                                               Additional                                  Other               Total
                                                   Common Stock   Paid-in Accumulated Subscription Comprehensive Treasury Deficiency
Description ..............................         Shares Amount  Capital     Deficit   Receivable        Income    Stock  in Assets
------------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 1997 ........................    877,869 $  878 $ 4,122,784 $ (4,311,082)    (6,500)     $  --   $    --  (193,920)

 Common stock exchanged for 80%
  ownership of Lean Protein
  Foods, Inc. (Note 5) .......................  2,387,495  2,387   2,085,456         --            --        --      --   2,087,843

 Common stock issued  for services ...........  1,369,000  1,369   3,099,395         --           6,500      --      --   3,107,264

 Common stock exchanged for purchase of assets    234,650    235      88,480         --            --        --      --      88,715

 Exchange of common stock in merger ..........  7,190,500  7,191      62,054         --            --        --   (8,000)    61,245

 Automobiles contributed .....................       --     --        19,575         --            --        --      --      19,575

 Capitalization of related party debt ........       --     --       409,548         --            --        --      --     409,548

 Common stock issued in settlement of
  Microaviation Gravity, Inc. claims .........    270,000    270     269,730         --            --        --      --     270,000

 Net loss for the year ended July 31, 1998 ...       --     --          --     (6,097,670)         --        --      --  (6,097,670)
------------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 1998 ....................... 12,329,514 12,330  10,157,022  (10,408,752)         --        --    8,000)  (247,400)

 Common stock issued  for services ...........    174,958    175     153,307         --            --        --      --     153,482

 Common stock issued under employee stock
  incentive plan .............................  1,775,000  1,775     378,075         --            --        --      --     379,850

 Cancellation of treasury stock ..............       --     --        (8,000)        --            --        --    8,000       --

 Common stock assigned from Global
  Investments for debt reduction .............    591,000    591        (591)        --            --        --      --        --
 Common stock issued as compensation .........  1,033,000  1,033     311,457         --            --        --      --     312,490

 Sale of common stock ........................    200,000    200      99,800         --            --        --      --     100,000

 Common stock issued for loan repayment ......    300,000    300     109,500         --            --        --      --     109,800

 Other comprehensive income:
  Change in unrealized gain on security
  available-for-sale, net of tax .............       --     --          --           --            --     11,350    --       11,350

 Net loss for the year ended July 31, 1999 ...       --     --          --    (1,508,915)          --       --      --   (1,508,915)
------------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 1999 .......................16,403,472 $16,404 $11,200,570 $(11,917,667) $      --    $ 11,350  $ --    $(689,343)
====================================================================================================================================

See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF CASH FLOWS
===============================================================================
For the Years Ended July 31,                           1999             1998
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(1,508,915)     $(6,097,670)
  Adjustments to reconcile net (loss) to net
    cash used by operating activities:
   Depreciation .................................       11,204           14,412
   Provision for bad debts ......................         640             --
   Loss on disposal of property and equipment ...       38,707           13,134
   Common stock issued and loss from
     discontinued operations ....................        --           2,328,670
   Common stock exchanged for services ..........      153,482        3,100,764
   Stock issued under employee stock
     incentive plan as compensation .............       379,850           --
   Stock issued as compensation .................       312,490           --
   Note payable issued as compensation ..........        15,000           --
 (Increase) decrease in assets:
   Accounts receivable ..........................       (21,005)          --
   Inventory ....................................        (5,975)          --
   Prepaid expenses .............................        40,375         (40,375)
   Other assets .................................          (500)         (3,040)
 Increase (decrease) in liabilities:
   Accounts payable .............................        43,960         121,299
   Accrued payroll and related taxes ............       (76,597)        166,505
   Accrued expenses and other liabilities .......       307,575          27,116
   Customer deposit .............................          --           (75,000)
                                                     -----------      ----------
 NET CASH USED BY OPERATING ACTIVITIES ..........      (309,709)       (444,185)
                                                     -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts
 Proceeds from disposal of property and equipment          --             2,600
                                                     -----------      ----------
   RECEIPTS FROM INVESTING ACTIVITIES ...........          --             2,600
                                                     -----------      ----------
Disbursements
 Acquisition of property and equipment ..........       (26,148)         (3,445)
                                                     -----------      ----------
   DISBURSEMENTS FROM INVESTING ACTIVITIES ......       (26,148)         (3,445)
                                                     -----------      ----------
      NET CASH USED BY INVESTING ACTIVITIES .....       (26,148)           (845)
                                                     -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts
 Proceeds from advances by officers .............        38,665          51,178
 Proceeds from notes payable to officers ........        29,888          20,500
 Proceeds from related parties contributed
   to capital ...................................          --           353,843
 Proceeds from related parties, net .............       166,385          49,030
 Proceeds from note payable stockholder .........        12,000           --
 Proeeds from issuance of common stock ..........       100,000          15,000
                                                     -----------      ----------
   RECEIPTS FROM FINANCING ACTIVITIES ...........       346,938         489,551
                                                     -----------      ----------
Disbursements
 Advances to officers ...........................          --           (65,921)
 Payments on advances by officer, net ...........        (5,296)          --
 Payments on note payables to officers ..........          --            (1,500)
                                                     -----------      ----------
   DISBURSEMENTS FROM FINANCING ACTIVITIES ......        (5,296)        (67,421)
                                                     -----------      ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES .       341,642         422,130
                                                     -----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      5,785         (22,900)
CASH AND CASH EQUIVALENTS - BEGINNING ...........         1,176          24,076
                                                     -----------      ----------
CASH AND CASH EQUIVALENTS - ENDING ..............    $    6,961       $   1,176
                                                     ===========      ==========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for:
   Interest .....................................   $     2,039     $       417
   Income taxes .................................   $      --       $      --

 In addition to amounts reflected above,
 common stock was issued for:
   Notes payable to related parties .............   $    96,500     $      --
   Note payable to officer ......................   $    19,300     $      --
   Acquisition of property and equipment ........   $      --       $    88,715

 Advances to officer reduced accrued liabilities    $    65,921     $      --
 Equipment was exchanged for debt reduction .....   $     6,000     $      --
 ===============================================================================
See accompanying notes

American Millennium Corporation, Inc.
Notes to Financial Statements


NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

American Millennium Corporation, Inc. (Company), a New Mexico corporation, was organized in 1979 and has provided engineering services relating to research and development activities for outside parties as well as internal product development. The Company has developed various proprietary and patented technologies for industrial and consumer application.

A controlling interest (79.3%) of American Millennium Corporation (AMC), a Delaware corporation, was acquired in October 1997. The remaining interest in AMC was acquired under an Agreement and Plan of Merger dated May 27, 1998, when the companies merged, with the parent as the surviving corporation. Upon completion of the merger, the Company changed its name from Energy Optics, Inc. to American Millennium Corporation, Inc.

Since the merger, operations have been focused primarily on hardware and software combinations to facilitate timely, accurate and cost effective one-way and two-way monitoring of information. This is achieved through a variety of platforms including satellite, cellular, various radio frequency protocols and wireline.
Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Inventory

Inventory consists of Subscriber Communicators. Inventory is stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is provided over estimated useful lives ranging from five years to seven years, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Gains and losses on disposition of property and equipment are included in income as realized.

Available-for-Sale Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity securities." This statement requires securities which are available for sale to be carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

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

Income Tax Credits

Income tax credits will be recognized as a reduction of the provision for income taxes in the year in which utilized.

Concentrations of Credit Risk and Economic Dependence

Concentrations of credit risk with respect to receivables results from the fact that approximately 58% of accounts receivable at July 31, 1999, was due from two customers. Further, approximately 62% of revenues from the sale of products and services are to three customers, while approximately 75% of revenues from joint development are derived from one customer. Risks associated with industry concentrations are limited due to the wide variety of customers and markets into which the Company's products and services are provided, as well as their dispersion across many different geographic areas. The Company is economically dependent on ORBCOMM USA, L.P. (ORBCOMM) for whom it is a value-added reseller. ORBCOMM provides satellite service for the Company's monitoring devices and is also the supplier for the main component of the Company's Subscriber Communicators.

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

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the 1999 financial statements.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising costs

Advertising costs are expensed as incurred.

Basic Net Loss Per Common Share

Basic net loss per common share before discontinued operations and extraordinary items is computed by dividing the loss before discontinued operations and extraordinary items by the weighted average number of common shares outstanding during each period. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Available stock options at July 31,1999, were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share.

Recent Accounting Pronouncements

During the fiscal year ended July 31, 1998, the Company adopted FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that impairment losses are to be recorded when long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of the carrying amount or the fair value less cost to sell.

During fiscal year 1999, the Company adopted FASB Statement No. 130 (SFAS 130) "Reporting Comprehensive Income". This statement establishes standards for reporting of comprehensive income and its components (revenues, expenses, gains, losses) in financial statements and requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of the unrealized gain on marketable securities and is presented in the Statements of Deficiency in Assets. The adoption of SFAS 130 had no impact on the Company's net income or total stockholders' equity.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged.

NOTE 2.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                             1999        1998
                                                           --------    --------
Office furniture and equipment                             $ 39,963    $ 86,503
Demonstrator Subscriber Communicators                        15,379        --
Subscriber Communicators leased to customers                  7,768        --
Transportation equipment                                       --         7,500
                                                           --------    --------
                                                             63,110      94,003
Accumulated depreciation                                   ( 11,291)   ( 12,421)
                                                           --------    --------
Property and equipment, less accumulated depreciation      $ 51,819    $ 81,582
                                                           ========    ========

Depreciation expense for the years ending July 31, 1999 and 1998, amounted to $11,204 and $14,412, respectively. Of these amounts, $11,010 and $14,412 are included in other selling, general and administrative expenses for July 31, 1999 and 1998, respectively; and $194 is included in cost of revenues for July 31, 1999.

NOTE 3.  AVAILABLE-FOR-SALE EQUITY SECURITY

Archibald Brothers Fine Beverages, Inc. (Archibald) is a closely-held company in which the Company owns 30,400 shares of common stock. The security is classified as available-for-sale and shares are held in escrow pursuant to an agreement providing for the sale of shares under an option to a third party. Under this agreement the J.M. Smucker Company (a minority shareholder) has the option to acquire all remaining shares of Archibald at a predetermined formula price at the earlier of three years or upon sales reaching $28 million. Estimated Gross Unrealized
                              Fair Value         Gain          Historical Cost
                              ----------     ----------        ---------------
     3,040 common shares
     Archibald Brothers
     Fine Beverages, Inc.       $ 14,390       $ 11,350                $ 3,040

In addition to the 30,400 shares of Archibald's common stock already owned, the Company has options to purchase up to 69,600 shares of common stock at $1 on or before October 31, 2001.

The change in net unrealized holding gain on securities available for sale that has been included as a separate component of stockholders' equity for the year ended July 31, 1999, was $11,350.

NOTE 4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

                            1999       1998
                        --------   --------
Professional fees       $ 42,910   $ 42,000
Consulting - officers    252,894     32,150
Royalties                  5,862      5,862
Settlement                20,000       -
                        --------   --------
                        $321,666   $ 80,012
                        ========   ========

NOTE 5.  RELATED PARTY TRANSACTIONS

Notes payable to officers at July 31, 1999 and 1998, were $91,970 and $51,178, respectively. These notes are unsecured, due at various dates through July 31, 2000, and provide for annual interest at 6%. For the year ended July 31, 1999, officers of the Company advanced funds to the Company and paid expenses on behalf of the Company totaling $38,665.

In April 1999, the Board of Directors authorized the issuance of 50,000 restricted shares of its common stock in settlement of a note payable to an officer/director in the amount of $19,300.

For the years ended July 31,1999, the Company received advances from parties related by virtue of common control totaling $166,385. In April 1999, the Board of Directors authorized the issuance of 250,000 restricted shares of common stock to related parties in payment of $90,500 of outstanding notes payable leaving a balance of $69,885. Similar advances of $395,148 was assumed by Mali-Suisse Mining International, Ltd. (Mali-Suisse), a stockholder in the Company under an Agreement to Rescind Contract for Deed, dated July 31, 1998.

During the year ended July 31, 1999, the Company sold various equipment with a net book value of $29,600 to a party related by virtue of common control. The sales price of $6,000 was recorded as a reduction of the balance due to the related party.

In a separate transaction the Company sold a vehicle, in poor condition and need of repair, to a director of the Company for $1.

Stock for Services

Common stock issued to related parties are shares have been recorded using the lower of the average price on the date issued or maximum offering price unless a value was otherwise stated, subject to a certain discounts.

During the year ended July 31, 1999, the Board of Directors approved the issuance of 710,000 shares of the Company's common stock to be issued under the Consultant Services Plan (see Note 9) as compensation for consultation services to officers and directors valued at $256,100.

On May 18, 1999, the Company authorized the issuance to two officers of the Company, 250,000 shares and 50,000 restricted shares of its common stock for services rendered beyond the normal course of business as officers of the Company. This stock was valued at $47,700.

During the year ended July 31, 1998, the Company issued 10,000 shares of its common stock under the Consultant Services Plan as compensation for consultation services to an officer valued at $12,000.

Stock and Asset Purchase

Pursuant to a Stock and Asset Purchase Agreement, dated August 20, 1997, as amended on October 10, 1997, the Company acquired assets from ABAC Services, Inc., a Nevada corporation (ABAC), American Global Equity Services (Ages), an unincorporated business trust located in Tavares, Florida, and three individual holders (Holders) of common stock of Lean Protein Foods, Inc., a Delaware corporation (LPF), in exchange for the issuance of 5,263,145 shares of the Company's common stock.

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

2. Property and equipment valued at $88,708 was conveyed by ABAC. As instructed by ABAC, the Company issued 634,550 shares of its common stock to the three shareholders, officers and directors of ABAC, who were immediately named officers and directors of the Company (two of which subsequently resigned). The shares issued included compensation for finding and acquiring the other properties.

3. A transfer of 2,800,000 shares of LPF, amounting to an 80% interest. The total value of LPF was estimated at $2,609,800, resulting in a value of approximately $2,087,840 being conveyed by the Holders. The assets were valued at a negotiated amount in the case of the common stock of LPF, whose principal asset is its wholly-owned subsidiary, Wildwood Ostrich Ranches, Inc. The Company issued 3,037,495 shares of its common stock to the Holders or their assigns as a result of this portion of the acquisition.

No affiliated relationships existed among the management or affiliates of the Company and the management or affiliates of Ages, ABAC or the LPF Holders at the time of acquisition.

As a result of the issuance of the 5,263,145 shares of the Company's common stock to purchase the assets, a change in control occurred. After the closing of the acquisition of the assets, the original stockholders of the Company owned 877,869 shares (i.e., approximately 14% of the total issued and outstanding shares), and Global Investments, Ltd. (and its assigns), ABAC and the LPF Holders collectively owned 5,263,145 shares (representing approximately 86% of the total issued and outstanding shares). Also, upon closing the acquisition of the assets, the original Board of Directors of the Company appointed the new members to the Board of Directors, then resigned. As a result of the change in control and acquisition of the facility, the executive offices of the Company were moved from Las Cruces, New Mexico to Tavares, Florida.
Agreement to Rescind Contract for Deed

Under an Agreement to Rescind Contract for Deed, dated July 31, 1998, a portion of the Stock and Asset Purchase Agreement described above was rescinded. Under an assignment of rights, the real estate reverted to Mali-Suisse Mining International, Ltd. (Mali), an affiliate of the original real estate owner and a stockholder of the Company. The contract required that Mali return 1,000,000 shares of the Company's common stock and assume liability for approximately $395,148 owed by the Company to a party related by virtue of common ownership, as well as the promissory note in the amount of $258,900 plus unpaid interest in exchange for retaining 591,000 shares of the original stock issued. Mali assumed any claims for unpaid rent totaling $14,400 which would have accrued resulting from their use of the real estate to house the corporate offices in Tavares, Florida.

Discontinued Operations and Stock Sale

On January 5, 1998, Lean Protein Foods, Inc. adopted a plan to discontinue its operations in the specialty foods business which focused on the processing and marketing of ostrich meat. As part of this plan, immediate arrangements were made to sell its equipment. Also, on January 5, 1998, LPF's subsidiary, Wildwood Ostrich Ranch, Inc. adopted a plan to discontinue its operations as an ostrich ranch. Immediate plans were made to begin disposal of the assets of the Corporation including equipment and the ostrich herd. The loss of the discontinued operation for the year ended July 31, 1998, is $162,617 as reflected on the statements of operations under Discontinued Operations.

Under a Stock Sale Contract dated July 31, 1998, the Company agreed to sell its stock interest in LPF to the minority shareholders of LPF (one of whom is a director of the Company and the remainder are shareholders of the Company) in exchange for one-third of the gross sales proceeds for a period of six months from the date of the agreement, a release from all liabilities of LPF and 30,400 shares of Archibald Brothers, Inc. Fine Beverages, Inc., valued at approximately $3,040. These shares represent less than 1% ownership interest in that closely-held corporation. The loss on the disposal of the discontinued
operations of LPF and its subsidiary for the year ended July 31, 1998, is $1,905,053 and is reflected on the statements of operations under Discontinued Operations.

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

Acquisition of Microgravity Aviation Company, Inc.

On October 10, 1997, the Company negotiated a contract to acquire 2,000,000 shares (valued at approximately $531,160) representing a 20% interest in Microgravity Aviation Company (MAC) from Harto Ltd., (Harto) a 39% shareholder of the Company at that time, in exchange for 1,000,000 shares of the Company's common stock. MAC, a Florida corporation, was scheduled to operate the flight portion of a three-day high-adventure space-flight experience package. MAC also planned to offer the use of the DC-9 aircraft to the film and movie production community as a flying film studio for producing weightless scenes for use in movies, commercials, and corporate videos. The MAC aircraft could also have been used for conducting microgravity research performed by universities and research companies. The executive management and consulting staff of MAC was comprised of highly credentialed professionals including former NASA astronauts as well as former airline, Federal Aviation Administration, and NASA executives. The management of MAC planned to lease a specially equipped NASA aircraft and the effective operation of that company was predicated upon MAC's ability to take possession of this aircraft.

After further study and deliberation, the Company decided not to fund further operations of MAC. Under an Agreement to Rescind Contract, dated July 31, 1998, Harto agreed to rescind the transaction in exchange for 270,000 shares of common stock in consideration for certain funds in excess of $270,000 which had been advanced on behalf of MAC. The contract further provided that this stock is restricted for a minimum of one year. The original 1,000,000 shares of common stock issued to Harto were to be canceled and 270,000 shares issued.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial assets and liabilities at July 31, 1999, approximate fair value due to the short maturity of the instruments.

NOTE 7.  INCOME TAXES

Deferred income taxes and benefits for 1999 and 1998 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 35%) of these temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                          Current
                                                          Period
                                                1998      Changes        1999
                                            ----------    --------   ----------
Deferred tax assets:
Accrued officers' compensation .            $   42,574    $ 45,939     $ 88,513
Excess tax depreciation over book depreciation     677   (     677)        --
Net operating loss carryforwards             2,047,134     419,771    2,466,905
Capital loss carryforwards                     815,035         --       815,035
                                            ----------    --------   ----------
                                             2,905,420     465,033    3,370,453
Investment credit carryforwards                  5,340   (     417)       4,923
Research credit carryforwards                   17,543         --        17,543
                                            ----------    --------   ----------
                                             2,928,303     464,616    3,392,919
Valuation allowance                         (2,928,303)  ( 457,194)  (3,385,497)
                                            ----------    --------   ----------
   Deferred tax asset                      $     --     $    7,422   $     7422
                                            ----------    --------   ----------
Deferred tax liabilities:
Unrealized gain on available-for-sale
  security                                 $     --     $    3,973   $    3,973
Excess book depreciation over tax
  depreciation                                   --          3,449       3.449
                                            ----------    --------   ----------
   Deferred tax liability                        --          7,422       7,422
                                            ----------    --------   ----------
   Net deferred tax asset (liability)          $ --  $        --    $     --
                                            ==========    ========   ==========

For the year ended July 31, 1999, a $149,587 net operating loss expired, while the Company generated, for U.S. income tax purposes, a net operating loss of approximately $1,348,934, resulting in a total loss carryforward of $7,048,300. Capital loss carryforwards at July 31, 1999, were $2,328,670. These loss carryforwards expire at various dates through the year 2019.

A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is Management's opinion that it is more likely than not that the entire deferred tax benefit may not be recognized in future years because the utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership. Therefore, a valuation allowance equal to the deferred tax benefit has been established, resulting in no deferred tax assets as of the balance sheet dates.

During the year ended July 31, 1998, there were significant ownership changes in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a total of approximately $1,775,483 per year (approximately 5.33% of the market value of the Company at the time of the ownership change). Therefore, substantial net operating loss carryforwards will, in all likelihood, be eliminated in future years due to the change in ownership.

For the year ended July 31, 1999, tax credits of $417 expired. Remaining tax credits total $22,466 which expire at various dates through 2005. As a result of significant changes in ownership as defined in Section 383 of the Internal Revenue Code, the Company's ability to utilize tax credits available before the ownership change will be limited.

NOTE 8.  DEFICIENCY IN ASSETS

On August 18, 1997, the Board of Directors authorized a 1 for 10 reverse stock split for all of the issued and outstanding shares of the Company's common stock. As a result of the reverse stock split, the Companys issued and outstanding shares of common stock were reduced from 8,779,000 to 877,900. All shares issued during the fiscal year 1998 were issued subsequent to the split.

On May 27, 1998, the shareholders of the Company approved the increase of the Company's authorized common stock from 25,000,000 shares to 60,000,000 shares. Additionally, they approved the issuance 10,000,000 shares of preferred stock and authorized the Board of Directors to establish the rights at a future date. To date those rights and preferences have not been established.

The Company has paid no dividends on their common stock and has no plans to do so.

Stock Issued for Services

During the year ended July 31, 1999, the Company issued 1,355,500 shares of common stock pursuant to a Consultant Services Plan. The Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974 and is not qualified under Sec. 401 of the Internal Revenue Code of 1986, as amended. Forms S-8 have been filed with the Securites and Exchange Commission relative to such issuances of stock. Shares have been recorded using the lower of the average price on the date issued or maximum offering price unless a value was otherwise stated.

In August 1998, 200,000 shares of the Company's common stock valued at $172,000 were issued to the president of Grant Douglas Publishing, Inc., under the Consultant Services Plan, as compensation for consultation services in connection with new business opportunities and promotion of the Company to the public. Subsequent to the issuance of stock, the Company terminated the services of to be provided by that company and negotiated, on October 21, 1998, for the return of 297,500 shares of the total 425,000 shares issued. There are 32,500 of the 297,500 shares which have not yet been returned.

On December 9, 1998, 50,000 shares of the Company's common stock were issued to the Company's legal counsel under the Consultant Services Plan for legal services. This stock was valued at $12,000. In January 1999, 200,000 shares of the Company's common stock were issued to the Company's legal counsel under the Consultant Services Plan for legal services. The agreement calls for shares to be released in increments totaling approximately $6,000 per month. These shares were issued during the year for a total value of approximately $109,719.

During fiscal year 1999, the Company issued a total of 195,500 shares of common stock under the Consultant Services Plan as compensation for services to various consultants valued at $67,903. Of these shares 150,000 shares were returned under a mutual consent to cancel the agreement for services. Shares returned were valued at $53,250.

During fiscal year 1998, the Company issued a total of 1,189,500 shares of common stock under the Consultant Services Plan as compensation for services to various consultants valued at $3,029,004.

In April 1998, 72,000 shares of the Company's common stock were issued to the Company's legal counsel under the Consultant Services Plan for legal services. The agreement called for 6,000 shares to be released each month for twelve months. The issuance has been recorded at $.83 per share but may be adjusted in accordance with certain fluctuations of the market price. The unexpended portion of these services was recorded as prepaid expenses. This stock was valued at $59,760.

See Note 8 for stock issued for services for related parties.

Sale of Common Stock

On December 24, 1998, the Company sold 200,000 shares of common stock at $.20 per share and 400,000 restricted options to purchase common stock at $.15 for a total of $100,000. (See Stock Options below.)

Stock Issued under Employee Stock Incentive Plan

On February 18, 1999, the Company issued 1,775,000 shares of the Company's common stock under Employee Stock Incentive Plan adopted January 26, 1999. This stock was valued at $379,850. Shares have been recorded using the lower of the average price on the date issued or maximum offering price unless a value was otherwise stated, subject to certain discounts.
Stock Options

The Company had granted to Edward N. Laughlin, former president, director and majority shareholder, stock options in return for advancing working capital to the Company and providing prior year bank loan guarantees. At July 31, 1998, there were 16,500 shares under option at an exercise price of $2.50 per share which expired April 5, 1999.

The Company sold 400,000 restricted share options to purchase common stock at a cost of $60,000 on December 24, 1998. The options are for a period of 24 months. The exercise prices are $1.00 for 200,000 shares and $2.00 for the remaining 200,000. At July 31, 1999, none of the options had been exercised.

NOTE 9.  BUSINESS COMBINATION

Under an Agreement and Plan of Merger dated May 27, 1998, the Company merged with American Millennium Corporation, a subsidiary of which the Company owned approximately an 80% interest, with the parent as the surviving corporation. Upon completion of the merger, the Company changed its name to American
Millennium Corporation, Inc. The merger was accomplished by a one-for-one exchange of stock between the two companies. The exchange has been accounted for, in accordance with Accounting Principles Board Opinion No. 16, at historical cost in a manner similar to that in pooling-of-interest accounting.

The 8,000,000 shares of the subsidiary's stock owned by the Company were exchanged for the Company's own stock which was returned to the treasury and are reflected on the balance sheet using the par value method for the year ended July 31, 1998. During the current year, the treasury stock was retired.

NOTE 10.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs and the Company realized substantial losses on discontinued operations. As a result, the Company has incurred operating losses of $1,508,915 and $3,769,000 for the years ending July 31, 1999 and 1998, respectively, in addition to losses from discontinued operations of $2,328,670 for the year ended July 31, 1998.

In addition, the Company has used substantial working capital in its operations. As of July 31, 1999 and 1998, current liabilities exceed current assets by $756,052 and $311,522, respectively. Cash used by operations for the years ended July 31, 1999 and 1998, amounted to $309,709 and $444,185, respectively.

Management anticipates that revenues from sales, leases and installation of Subscriber Communicators and airtime for these units will significantly increase based on ongoing contract negotiations and proposals. Since the end of the fiscal year, the number of Subscriber Communicators in the field has more than doubled.

On September 24, 1999, the Company accepted a bridge loan of $50,000 and authorized the issuance of 25,000 shares of the restricted common stock in payment of interest on the loan from an individual.

To satisfy cash requirements for the short to mid-term operations the Company is making a private offering of common stock in accordance with exemptions from registration under Regulation D, Rule 506, Securities Act of 1933. The offering is made on a "best efforts" basis with a maximum of 2,800,000 shares and an equal number of warrants offered for sale at $.25 per share/warrant. Since the end of the fiscal year, the Company has received stock subscriptions for 2,400,000 shares of stock with a total subscription price of $600,000. To date $100,000 has been received and the balance is scheduled to be received on November 19, 1999. To date expenses of this offering total approximately $20,490. Additional expenses upon final funding are expected to be approximately $30,000.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Litigation

In October 1997, the Company issued common stock totaling 500,000 shares to two individuals under a Consultant Services Plan as compensation for marketing services. The Company then decided to discontinue relations based on dissatisfaction with the quality of service, lack of service and other business reasons. When requested that the stock be returned, they discovered that the stock had been sold. The Company retained legal counsel to pursue the matter. Legal counsel believes that there is a strong likelihood that the Company will obtain a successful verdict, however, collectibility of any verdict or judgment is unknown at this time.

In August 1997, as part of a Stock and Asset Purchase Agreement, the Company issued 400,000 restricted shares of common stock to each of two individuals. The agreement was amended in October 1997, to reflect a lower valuation of the assets to be acquired in exchange for the common stock issued. Accordingly, it was necessary to reduce the number of shares to which these two individuals were entitled to 117,275 shares each. A letter was sent to the individuals requesting the return of the original shares in exchange for issuance of the appropriate number of shares. The original shares were never returned and upon the expiration of their restriction period, the individuals sought to have the restriction removed to enable them to sell the shares. Since the Company believes the shares were issued in error, the Company sought an injunction to prevent the sale of these shares. A temporary injunction was issued on October 27, 1998, upon the filing of a surety bond in the amount of $150,000 by the Company. The individuals have not responded to the summonses and a motion for default will be filed. Legal counsel believes the likelihood of a successful outcome is high.

Rents and Leases

The Company occupied office facilities in Tavares, Florida under a month-to-month rental agreement with a related party until November 30, 1998. The Company then subleased its office facilities in Mount Dora, Florida under an operating lease that expired September 30, 1999. The Company is in the process of negotiating a three-year rental agreement with the property owner, Dream Merchants, Inc., at the same monthly rate. The Company will continue to occupy the facility on a month-to-month basis until the lease is executed.

Total rent expense was $15,762 and $14,400 for the years ended July 31, 1999 and 1998, respectively.

On November 25, 1997, the Company executed an Equipment Lease Agreement with AT&T Capital Leasing Services, Inc.(AT&T). The term of the agreement was 60 months. The Company made only three payments and on October 20, 1998, AT&T repossessed the equipment. There is a claim against the Company for the balance due and owing under the Equipment Lease Agreement in the sum of $44,607. Based upon the negotiations, an equitable and favorable outcome for the Company is likley. Accordingly, we have recorded an accrued liability of $20,000 in settlement of this claim.

Self-insurance

The Company is self-insured for general liability and property insurance. Additionally, the Company has not obtained product liability insurance to date due to the cost of such insurance. ORBCOMM provides a one year warranty on the Subscriber Communicators which is passed along to the customer. Management presently believes that there is no material risk of loss to the Company from product liability claims against the Company as a distributor.

Year 2000

The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted an assessment of its key computer systems and software applications to ensure that the integrity and accuracy of its computer systems, embedded systems and software applications that contain date sensitive operations or that involve date processing. To date the Company has upgraded its accounting software (accounts receivable, accounts payable and general ledger) to be Y2K compliant.

The Company is in the process of communicating with all key suppliers, financial institutions and customers to identify and coordinate the resolution of any year 2000 issues that might arise and have. The Company has been advised by ORBCOMM that they are addressing all of the year 2000 issue and that they expect timely achievement of year 2000 readiness.

Based on the initial assessment, the Company believes the cost of addressing the Year 2000 issue should not have a material impact on the Company's financial position or results of operations.

Securities and Exchange Commission Proceeding

The Company is a party to a pending administrative proceeding initiated by the Securities and Exchange Commission. Although, the Commission alleged various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against the Company, to date the Commission has not filed suit. An informal settlement has been reached in the matter which, if approved by the Commission, will not require payment.

Employee Stock Incentive Plan

In January 1999, the Board of Directors approved an outline for an Employee Stock Incentive Plan (ESIP). The plan provides for 8,100,000 shares of the Company's restricted common stock to be issued as incentive compensation. The plan calls for twenty-five (25%) of the shares available to each participant to be issued when the participant has concluded six months of service. An additional twenty-five (25%) of the available stock is to be issued when the participant has concluded one year of service. The balance of the available stock is to be issued upon completion of one and one-half years of service.

Although the plan was approved by the Board of Directors and the first increment of stock issuances has been made, this plan has not yet been formalized. At the request of the Board of Directors, issuance was waived of restricted shares vested under the ESIP due and owing after April 13, 1999, until further review at a Board meeting on or about January 2000. Incentive compensation has not been accrued for these shares because the value, which is based on the price of stock at the date of issue, cannot yet be determined.

NOTE 12.  SUBSEQUENT EVENTS

On August 12, 1999, the Company announced that it had reached an agreement with Brasil Wireless Systems Company, SA to jointly solicit sales and engineering support and to market communications technology within South American markets. The agreement calls for a joint effort between the two companies to share hardware, software and engineering resources for product deployment within the designated markets.

The Company announced on August 18, 1999, that it had entered into an agreement for financial consulting with Jack Augsback and Company, LLC, an investment banking firm located in West Palm Beach, Florida. That company is a full service investment banking firm specializing in financial consulting as well as capital formation via private placements, secondary offerings, initial public offerings, and venture financing. The Company, on September 10, 1999, accepted the investment memorandum as prepared by Jack Augsback & Company for the private offering being made in accordance with the exemption from registration under Regulation D, Rule 506 fo the Securities Act of 1933 (See Note 10). On October 21, 1999, the Board of Directors authorized the issuance of 350,000 shares of restricted common stock to five investors pursuant to this offering.

In August 1999, the Company issued 100,000 shares of common stock to its President and Chief Executive Officer and 65,000 shares of common stock to a consultant for services under its Consultant Services Plan (see Note 8).

On August 24, 1999, the Company accepted and approved a preliminary outline of an agreement with Lindy Amyx for services to be rendered in securing additional funding.