Form 10QSB
period 1999-10-31
AMERICAN MILLENNIUM CORP INC
filed 2000-01-18
CIK 350193

|-------------------------|
                      UNITED STATES                  |       OMB               |
              SECURITIES AND EXCHANGE COMMISSION     |     APPROVAL            |
                  Washington, D.C. 20549             |OMB Number:3235-0416     |
                                                     |Expires:  May 31, 2000   |
                      FORM 10-QSB                    |Estimated average burden |
                                                     |hours per response:9708.0|
(Mark One)                                           |-------------------------|
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                 For the quarterly period ended October 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
                             For the transition period from_________ to ________

                                                     Commission File No. 0-10841

                     American Millennium Corporation, Inc.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           New Mexico                                  85-0273340
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)

                 1010 Tenth Street, Suite 100, Golden, CO 80401
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (303) 279-2002
                          ---------------------------
                          (Issuer's telephone number)

              303 N. Baker Street, Suite #200, Mount Dora, FL 32757
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Check whether the issuer (1) has filed all reports   required  to  be  filed  by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,690,922 at January 14, 2000.

Transitional Small Business disclosure Format (check one): Yes [ ]  No [X]

AMERICAN MILLENNIUM CORPORATION, INC.
FORM 10-QSB
INDEX
                                                                            PAGE
Part I-Financial Information
Item 1-Financial Statements (unaudited)
       Balance Sheet - October 31, 1999 (unaudited) .........................  2
       Statements of Operations  - Three Months
        Ended October 31, 1999 and 1998 (unaudited) .........................  3
       Statements of Cash Flows - Three Months ended
        October 31, 1999 and 1998 (unaudited) ...............................  4
       Notes to Financial Statements ........................................  5

Item 2-Management's Discussion and Analysis or Plan of Operation  ...........  7
Part II-Other Information
Item 6 -Exhibits and reports on Form 8-K ...................................   9

-----------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1.  Financial Statements

AMERICAN MILLENNIUM CORPORATION, INC.
BALANCE SHEET (Unaudited)
October 31, 1999

ASSETS

CURRENT ASSETS

  Cash and cash equivalents ...................................    $      1,258
  Accounts receivable, less allowance of $640 .................          30,952
  Inventory ...................................................           3,737
  Prepaid expenses ............................................           6,250
                                                                   ------------
    TOTAL CURRENT ASSETS ......................................          42,197
                                                                   ------------
PROPERTY AND EQUIPMENT, NET ...................................          49,018
                                                                   ------------
OTHER ASSETS

  Available-for-sale equity security ..........................          14,390
  Security deposits ...........................................             500
                                                                   ------------
    TOTAL OTHER ASSETS ........................................          14,890
                                                                   ------------
TOTAL ASSETS ..................................................    $    106,105
                                                                   ============


LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES

  Accounts payable ............................................    $    171,519
  Accrued payroll and related taxes ...........................          89,908
  Accrued expenses and other liabilities ......................         410,656
  Notes payable to officers, 6% annual interest ...............          89,974
  Notes payable to related parties, 6% interest ...............          73,850
  Notes payable to shareholders ...............................          62,000
  Advances from officers ......................................          38,665
                                                                   ------------
    TOTAL CURRENT LIABILITIES .................................         936,572
                                                                   ------------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

DEFICIENCY IN ASSETS

Preferred stock, 10,000,000 shares authorized; none issued ....            -
Common stock, $.001 par value, 60,000,000 shares authorized;
  16,943,472 shares issued and outstanding ....................          16,944
Additional paid-in capital ....................................      11,318,788
Accumulated deficit ...........................................     (12,177,549)
Accumulated other comprehensive income ........................          11,350
                                                                   ------------
    TOTAL DEFICIENCY IN ASSETS ................................        (830,467)
                                                                   ------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS ....................    $    106,105
                                                                   ============
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC
STATEMENTS OF OPERATIONS (Unaudited)

                                                     For the Three Months Ended
                                                              October 31,
                                                          1999            1998
                                                   ------------    ------------
REVENUES .......................................   $     36,148    $     85,594

COST OF REVENUES ...............................         35,247          24,314
                                                   ------------    ------------
GROSS PROFIT ...................................            901          61,280
                                                   ------------    ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting - officers and directors ..........        132,899         184,225
  Consulting - others ..........................          4,600          94,528
  Professional .................................         31,228          69,654
  Salaries .....................................           --            14,220
  Travel .......................................         14,093          16,796
  Other ........................................         77,961          12,513
                                                   ------------    ------------
    TOTAL SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES ..................        260,781         391,936
                                                   ------------    ------------

OTHER INCOME ...................................           --             2,165
                                                   ------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES .......       (259,880)       (328,491)

INCOME TAXES ...................................           --              --
                                                   ------------    ------------

NET LOSS .......................................       (259,880)       (328,491)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ....          (0.02)          (0.03)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (BASIC AND DILUTED) .......     14,730,132      12,500,728
                                                   ============    ============
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC
STATEMENTS OF CASH FLOWS (Unaudited)
                                                     For the Three Months Ended
                                                              October 31,
                                                           1999          1998
                                                     ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) .......................................    $(259,880)    $(328,491)
  Adjustments to reconcile net (loss) to
   net cash used provided by
   operating activities:
    Depreciation ...................................        2,800         3,424
    Common stock exchanged for services ............       33,000       200,490

  (Increase) decrease in assets:
    Accounts receivable ............................      (10,587)         --
    Inventory ......................................        2,237          --
    Prepaid expenses ...............................         --          14,940
    Employee advances ..............................         --            (835)

  Increase (decrease) in liabilities:
    Accounts payable ...............................        6,258       (16,020)
    Accrued payroll and related taxes ..............         --         (91,016)
    Accrued expenses and other liabilities .........       88,990       116,963
                                                        ---------     ---------
      NET CASH USED BY OPERATING ACTIVITIES ........     (137,182)     (100,545)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disbursements
  Acquisition of property and equipment ............         --          (3,000)
                                                        ---------     ---------
    DISBURSEMENTS FROM INVESTING ACTIVITIES ........         --          (3,000)
                                                        ---------     ---------
       NET CASH USED BY INVESTING ACTIVITIES .......         --          (3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
  Proceeds from advances to officers ...............         --          67,189
  Proceeds from note payable - shareholder .........       50,000          --
  Proceeds from sale of common stock ...............       79,510          --
  Proceeds from related parties ....................        9,000        64,120
                                                        ---------     ---------
   RECEIPTS FROM FINANCING ACTIVITIES ..............      138,510       131,309
 Disbursements
  Payments on related party notes ..................       (1,600)         --
  Payments on note payables to officers ............       (5,431)         --
                                                        ---------     ---------
   DISBURSEMENTS FROM FINANCING ACTIVITIES .........       (7,031)         --
                                                        ---------     ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ...      131,479       131,309
                                                        ---------     ---------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS .................................       (5,703)       27,764

CASH AND CASH EQUIVALENTS - BEGINNING ..............        6,961         1,176
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS - ENDING .................    $   1,258     $  28,940
                                                        =========     =========
SUPPLEMENTAL DISCLOSURES:

 Interest paid .....................................    $    --       $    --
 Income taxes paid .................................    $    --       $    --

 Common stock issued in payment of prepaid
 interest on note payable ..........................    $   6,250     $    --

 See accompanying notes.

NOTE 1.  GENERAL BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2.  RECLASSIFICATIONS AND RESTATEMENTS

Amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation of the current year financial statements. Additionally, retroactive effect has been given to the merger for purposes of comparative financial statement presentation.

NOTE 3. RELATED PARTY TRANSACTIONS

In August 1999, the Company issued 100,000 shares of common stock to its President and Chief Executive Officer for services, for a value of $20,000, under a Consultant Services Plan.

NOTE 4.  COMMON STOCK

Stock Issued for Services

On August 8, 1999, the Company issued 65,000 shares of common stock pursuant to an S8 offering as compensation for services to an outside consultant. These shares were valued at a stated value of .20 per share for a total value of $13,000.

Other Stock Issuance

On September 24, 1999, the Company accepted a bridge loan of $50,000 and authorized the issuance of 25,000 shares of its restricted common stock in payment of interest on the loan. Total value of these shares was $6,250, which has been recorded as prepaid interest.

On September 10, 1999,the Company accepted an investment memorandum prepared by Jack Augsback & Company for a private offering to be made in accordance with the exemption from registration under Regulation D, Rule 506 of the Securities Act of 1933. On October 21, 1999, the Board of Directors authorized the issuance of 350,000 shares of restricted common stock to five investors pursuant to this offering. The Company received net proceeds of $79,510 from the sale of these shares after issuance costs of $20,490.

NOTE 5.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has incurred operating losses of $259,880 and $328,491 for the periods ending October 31, 1999 and 1998, respectively. In addition, the Company has used substantial working capital in its operations. As of October 31, 1999, current liabilities exceed current assets by $894,375.

Sales are expected to fund day-to-day operations and marketing activities related to digital, wireless and wireline communications endeavors. Additional capital is being raised by further issuance of the Company's common stock through the private offering of stock under Regulation D, Rule 506.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6. COMMITMENTS AND CONTENGENCIES

Rents and Leases

The Company moved its executive offices to Golden, Colorado in December 1999. Under the terms of a lease agreement dated December 8, 1999, between the Company and Sucia Corporation, LLC, the Company is to occupy the Golden offices for a term of 36 months beginning on the first day of December 1999 with a monthly rent of $2,400.

NOTE 7. SUBSEQUENT EVENTS

On December 7, 1999, the Company announced that it is expanding its engineering operations, which includes moving its present Denver office into a 2,417 square foot office and engineering lab located in Golden, Colorado near Denver. The Company will hire or outsource eight new positions including engineers, technicians, and administrative personnel.

On December 21, 1999, the Board of Directors agreed to a settlement offer regarding restricted shares of the Company's common stock that were issued to two individuals in August, 1997 as part of a Stock and Asset Purchase Agreement. Each individual received 400,000 shares of restricted stock. The agreement was amended in October 1997 to reflect a lower valuation of the assets to be acquired in exchange for the stock issued. Accordingly, it was necessary to reduce the number of shares to which these two individuals were entitled to 117,275 shares each. Although the Company requested the return of the original shares in exchange for issuance of the appropriate number of shares, those shares were never returned and upon the expiration of their restriction period, the individuals sought to have the restriction removed to enable them to sell the shares. The Company sought an injunction to prevent the sale of these shares. A temporary injunction was issued on October 27, 1998. Under the terms of the Settlement Agreement, each individual will return the certificate for 400,000 shares and each will be issued a certificate for 117,275 unrestricted shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operations

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information set forth under Item 2 - Management's Discussion and Analysis or Plan of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). American Millennium Corporation, Inc. desires to avail itself of certain 'safe harbor' provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

Sales

During the three months ended October 31, 1999, revenues decreased approximately 58% compared to the same period in 1998. The decline is attributable to the re-focus of our business. In the period ended October 31, 1998, the Company was still developing its product, thus its revenues were derived from reimbursement of joint development costs. In 1999, we began marketing our products resulting in the sale or lease of our satellite subscriber communicators and related airtime. During the quarter ended October 31, 1999, we placed approximately 35 additional units in service. Our goal is to develop new products that grow revenue and earnings in the Company's competitive markets. Although we do not currently have the funds to support an expanded marketing and sales effort, our personnel and outside sales service providers will continue aggressive marketing efforts of our products. Additionally, through the year 2000, we will continue to market our services at industry trade shows.

Cost of Revenues

Cost of revenues increased approximately 45% in the three-month period ended October 31, 1999, as compared to October 31, 1998. This increase is primarily due to the nature of revenues earned. The decrease in sales along with the increase in cost of revenues caused gross profit to decrease to almost nothing.

Payroll, Payroll Taxes and Related Benefits

Payroll, payroll taxes, and related benefits declined in the three months ended October 31, 1999, as compared to October 31, 1998. This is attributable to the fact that we had two employees during the prior three months ended October 31, 1998.

General and Administrative

There was an approximate 33% decrease in selling, general and administrative expenses compared to the three-month period a year ago. The general, selling and administrative costs decreased due to our re-focus on newly identified core business and concentrated efforts to reduce overhead costs.

Consulting and Professional

Consulting and professional fees decreased 52% from $348,407 to $168,727 for the three months ended October 31, 1999 and 1998, respectively. The large decrease is primarily from the fact that we decreased consulting and professional services related to public relations and concentrated on developing and marketing our products.

Net Loss

The net loss was reduced to $259,880 or $.02 per share as compared to $328,491, or $.03 per share, for the three months ended October 31, 1999 and 1998 respectively. Net loss was reduced largely because of our re-focusing our business on digital, wireless and wireline telecommunications business and our efforts to generally reduce expenses.

Liquidity and Capital Resources

As a result of net losses incurred, we have used substantial working capital in our operations. As of October 31, 1999, current liabilities exceeded current assets by $894,375 compared to $439,099 as of October 31, 1998.

Conditions have existed to limit our ability to market our products and services at amounts sufficient to recover an acceptable amount of operating and administrative costs. However, newly instituted controls and new products should reverse this condition.

Our principal marketing efforts are directed toward the oil and gas, intermodal container, and railroad industries, which have a need for monitoring of high value assets, with the majority of the effort being directed toward the oil and gas industry. We anticipate that during the year 2000 revenues will increase from the enrollment of subscribers based in its various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. We will continue to market our services to those companies for deployment of its system on a fleet basis in order to optimize upon subscriber enrollment. The Company currently has over 150 satellite subscriber communicators (the industry term for transceivers) deployed in field operations. These units are currently monitoring a variety of assets both domestically and abroad.

We further believe that we will realize revenues from our initiatives in other areas including the monitoring of railcars and intermodal containers. Additionally, we anticipate other sources of revenue unrelated to our reseller contract with ORBCOMM USA L.P. (ORBCOMM) to begin as proprietary paging technology is deployed.

We reached an agreement with Brasil Wireless Systems Company, SA to jointly solicit sales and engineering support and to market communications technology within South American markets. The agreement calls for a joint effort to share hardware, software, and engineering resources for product deployment within the designated markets.

On September 10, 1999, we accepted the investment memorandum prepared by Jack Augsback & Company for the private offering being made in accordance with the exemption from registration under Regulation D, Rule 506 of the Securities Act of 1933. On October 21, 1999, the Board of Directors authorized the issuance of 350,000 restricted shares of restricted common stock to five investors pursuant to this offering and raised net proceeds of $79,510.

-----------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
-----------------------------------------------------------------------------
Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

(27) Financial Data Schedule

(b)  Reports on Form 8-K - None

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                    AMERICAN MILLENNIUM CORPORATION, INC.
DATED: January 17, 2000             By: /s/Andrew F. Cauthen
                                           Andrew F. Cauthen, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATED:  January 17, 2000            By: /s/Andrew F. Cauthen
                                           Andrew F. Cauthen,  Director,
                                           Chief Executive Officer, President
                                          (Principal Executive Officer)

DATED: January 17, 2000             By: /s/Bruce R. Bacon
                                           Bruce R. Bacon, Director,
                                           Vice President of Engineering,
                                           Chief Technology Officer

DATED: January 17, 2000             By: /s/Shirley M. Harmon
                                           Shirley Harmon, Director

DATED: January 17, 2000             By: /s/James C. Statham
                                           James C. Statham, Director,
                                           Chief Operations Officer

DATED: January 17, 2000             By: /s/Stephen F. Watwood
                                           Stephen F. Watwood, Director,
                                           Chairman of the Board, Vice
                                           President of Business Development

DATED: January 17, 2000             By: /s/Thomas W. Roberts
                                           Thomas W. Roberts, Treasurer
                                          (Principal Financial Officer)

DATED: January 17, 2000             By: /s/Renee C. Riegler
                                           Renee C. Riegler, Secretary
                                          (Corporate Secretary)