Form 10QSB
period 2000-01-31
AMERICAN MILLENNIUM CORP INC
filed 2000-03-15
CIK 350193

|-------------------------|
                      UNITED STATES                  |       OMB               |
              SECURITIES AND EXCHANGE COMMISSION     |     APPROVAL            |
                  Washington, D.C. 20549             |OMB Number:3235-0416     |
                                                     |Expires:  May 31, 2000   |
                      FORM 10-QSB                    |Estimated average burden |
                                                     |hours per response:9708.0|
(Mark One)                                           |-------------------------|
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                 For the quarterly period ended January 31, 2000

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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:20,543,473 as of March 1,2000,


Transitional Small Business disclosure Format (check one): Yes [ ]  No [X]

AMERICAN MILLENNIUM CORPORATION, INC.
FORM 10-QSB
INDEX
                                                                            PAGE
Part I-Financial Information
Item 1-Financial Statements (unaudited)
       Balance Sheet - January 31, 2000 (unaudited) .........................  ?
       Statements of Operations  - Six Months
        Ended January 31, 2000 and 1999 (unaudited) .........................  ?
       Statements of Cash Flows - Six Months ended
        January 31, 2000 and 1999 (unaudited) ...............................  ?
       Notes to Financial Statements ........................................  ?

Item 2-Management's Discussion and Analysis or Plan of Operation  ...........  ?
Part II-Other Information
Item 6 -Exhibits and reports on Form 8-K ...................................   ?


-----------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1.  Financial Statements

AMERICAN MILLENNIUM CORPORATION, INC.
BALANCE SHEET (Unaudited)
January 31, 2000

ASSETS

CURRENT ASSETS

  Cash and cash equivalents ...................................    $     52,961
  Accounts receivable, less allowance of $640 .................          31,076
  Inventory ...................................................           6,346
  Prepaid expenses ............................................           6,250
                                                                   ------------
    TOTAL CURRENT ASSETS ......................................          96,633
                                                                   ------------
PROPERTY AND EQUIPMENT, NET ...................................          45,468
                                                                   ------------
OTHER ASSETS

  Available-for-sale equity security ..........................          14,390
  Security deposits ...........................................           2,900
                                                                   ------------
    TOTAL OTHER ASSETS ........................................          17,290
                                                                   ------------
TOTAL ASSETS ..................................................    $    159,391
                                                                   ============


LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES

  Accounts payable ............................................    $    221,552
  Accrued payroll and related taxes ...........................         289,073
  Accrued expenses and other liabilities ......................         323,830
  Notes payable to officers, 6% annual interest ...............          63,486
  Notes payable to related parties, 6% interest ...............          68,285
  Notes payable to shareholders ...............................          12,000
  Notes payable...............................................          136,500
  Advances from officers ......................................          33,165
                                                                   ------------
    TOTAL CURRENT LIABILITIES .................................       1,147,891
                                                                   ------------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

DEFICIENCY IN ASSETS

Preferred stock, 10,000,000 shares authorized; none issued ....            -
Common stock, $.001 par value, 60,000,000 shares authorized;
  19,640,922 shares issued and outstanding ....................          17,794
Additional paid-in capital ....................................      11,427,080
Accumulated deficit ...........................................     (12,444,726)
Accumulated other comprehensive income ........................          11,350
                                                                   ------------
    TOTAL DEFICIENCY IN ASSETS ................................        (988,500)
                                                                   ------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS ....................    $    159,391
                                                                   ============
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC
STATEMENTS OF OPERATIONS (Unaudited)

                                                     For the Six Months Ended
                                                              January 31,
                                                          2000            1999
                                                   ------------    ------------
REVENUES .......................................   $     45,970    $     85,594

COST OF REVENUES ...............................         43,769          13,475
                                                   ------------    ------------
GROSS PROFIT ...................................          2,201          72,119
                                                   ------------    ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Consulting - officers and directors ............        258,648         273,831
Depreciation...........................                   4,600           6,848
Professional..................................           41,863          89,142
  Salaries .....................................           --            15,220
  Travel .......................................         17,824             --
  Other ........................................        209,583          76,201
                                                   ------------    ------------
    TOTAL SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES ..................        532,518         461,242
                                                   ------------    ------------

OTHER INCOME ...................................           --             --
                                                   ------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES .......       (530,317)       (389,123)

INCOME TAXES ...................................           --              --
                                                   ------------    ------------

NET LOSS .......................................       (530,317)       (389,123)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ....         (0.034)          (0.03)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (BASIC AND DILUTED) .......     15,580,132      15,087,010
                                                   ============    ============
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC
STATEMENTS OF CASH FLOWS (Unaudited)
                                                     For the Six Months Ended
                                                              January 31,
                                                           2000          1999
                                                     ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) .......................................    $(530,316)    $(389,123)
  Adjustments to reconcile net (loss) to
   net cash used provided by
   operating activities:
    Depreciation ...................................        5,600         6,848
    Common stock exchanged for services ............       33,000          --

  (Increase) decrease in assets:
    Accounts receivable ............................      (10,711)         --
    Inventory ......................................         (371)         --
    Prepaid expenses ...............................       (6,250)         --
    Other Assets      ..............................       (1,649)         --

  Increase (decrease) in liabilities:
    Accounts payable ...............................       56,302      (28,317)
    Accrued payroll and related taxes ..............      199,165          --
    Accrued expenses and other liabilities .........        2,162       116,963
    Net current liabilities of discontinued operations       --         113,229
                                                        ---------     ---------
      NET CASH USED BY OPERATING ACTIVITIES ........     (253,068)     (297,363)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disbursements
  Acquisition of property and equipment ............         --          (3,000)
                                                        ---------     ---------
    DISBURSEMENTS FROM INVESTING ACTIVITIES ........         --          (3,000)
                                                        ---------     ---------
       NET CASH USED BY INVESTING ACTIVITIES .......         --          (3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
  Proceeds from loan activities      ...............      127,500          --
  Proceeds from others                     .........         --           8,000
  Proceeds from sale of common stock ...............      194,902       292,490
  Proceeds from related parties, net................        8,400          --
                                                        ---------     ---------
   RECEIPTS FROM FINANCING ACTIVITIES ..............      330,802       300,490
 Disbursements
  Advances to officers                  ............      (31,734)         --
                                                        ---------     ---------
   DISBURSEMENTS FROM FINANCING ACTIVITIES .........      (31,734)         --
                                                        ---------     ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ...      299,068       300,490
                                                        ---------     ---------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS .................................       46,001           127

CASH AND CASH EQUIVALENTS - BEGINNING ..............        6,961        16,847
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS - ENDING .................    $  52,962     $  16,974
                                                        =========     =========
SUPPLEMENTAL DISCLOSURES:

 Interest paid .....................................    $    --       $    --
 Income taxes paid .................................    $    --       $    --

 Common stock issued in payment of prepaid
 interest on note payable ..........................    $   6,250     $    --

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

NOTE 3. RELATED PARTY TRANSACTIONS

On January 12, 2000 the Company authorized the issuance of shares of its restricted common stock to the following individuals in the amounts listed:
Bruce R. Bacon 750,000 shares; Renee C. Riegler 125,000 shares, Shirley H. Harmon 37,500 shares; and Phyllis Watwood 287,500 shares; then rendered null and void the January 26, 1999 Employee Incentive Plan, and no further restricted common stock of the Company will be issued under the provisions of said Plan. On January 12, 2000 the Company authorized the issuance of 900,000 shares of its restricted stock to Andrew F. Cauthen, and upon the issuance of those shares, no further stock and/or options for the company's common stock will be issued to Andrew F. Cauthen under the Employment Contract as approved on August 13, 1999.

NOTE 4.  COMMON STOCK

Other Stock Issuance

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

On February 1, 2000, the Board of Directors authorized the issuance of 100,000 shares of restricted common stock to one investor pursuant to this offering. The Company received net proceeds of $22,220 from the sale of these shares after issuance costs of $2,780.

On February 14, 2000, the Board of Directors authorized the issuance of 500,000 shares of restricted common stock to two investors pursuant to this offering. The Company received net proceeds of $100,922 from the sale of these shares after issuance costs of $24,078.

On February 14, 2000, the Board of Directors authorized the issuance of 868,001 shares of restricted common stock to eight investors pursuant to this offering. The Company received net proceeds of $201,200 from the sale of these shares after issuance costs of $15,800.

On February 25, 2000, the Board of Directors authorized the issuance of 553,000 shares of restricted common stock to six investors pursuant to this offering. The Company received net proceeds of $112,325.25 from the sale of these shares after issuance costs of $25,925.

Other Stock

On December 21, 1999 the Company authorized the cancellation of 150,000 shares of the common stock of the company and returned to the treasury. The shares were issued in February 1999 for professional services to be rendered, and it was determined that those services were not adequately provided, and the Company and the service provider reached an agreement for the return of the stock.

On December 21, 1999 the Company proposed a settlement regarding restricted shares of the Company's common stock that were issued to two individuals in August, 1997 as part of a Stock and Asset Purchase Agreement. Each individual received 400,000 shares of restricted stock. The agreement was amended in October, 1997 to reflect a lower valuation of the assets to be acquired in exchange for the stock issued. Accordingly, it was necessary to reduce the number of shares to which these two individuals were entitled to 117,275 shares each. Under the terms of the Settlement Stipulation, each individual will return the certificate for 400,000 shares and each will be issued a certificate for 117,275 unrestricted shares of common stock. The balance of 565,450 shares would be canceled and returned to the treasury. On February 2, 2000 the following transactions were authorized by the Company: Each individual is to receive 117,275 shares of unrestricted common stock in exchange for the return to the Company of their certificate for 400,000 shares of common stock, a difference of 282,725 each, for a total of 565,450 returned to the treasury.

NOTE 5.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has incurred operating losses of $530,317 and $389,123 for the periods ending January 31, 2000 and 1999, respectively. In addition, the Company has used substantial working capital in its operations. As of January 31,2000, current liabilities exceed current assets by $988,500.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Rents and Leases

The Company moved its executive offices to Golden, Colorado in December 1999. Under the terms of a lease agreement dated December 8, 1999, between the Company and Sucia Corporation, LLC, the Company is to occupy the Golden offices for a term of 36 months beginning on the first day of December 1999 with a monthly rent of $2,400.

On December 7, 1999, the Company announced that it is expanding its engineering operations, which includes moving its present Denver office into a 2,417 square foot office and engineering lab located in Golden, Colorado near Denver. The
Company  will  hire  or  outsource  new  positions   including   engineers,
technicians, and administrative personnel.

NOTE 7. SUBSEQUENT EVENTS

On February 25, 2000 the Company accepted the resignation of Renee Riegler as Corporate Secretary effective February 29, 2000. A settlement of accrued compensation and expenses was agreed by cash payment of $17,500 plus 100,000 shares of the restricted common stock of the Company.

On February 25, 2000 the Company appointed Shirley Harmon to the position of Corporate Secretary.

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

Sales

During the six months ended January 31, 2000, sales decreased approximately
53% compared to the same period in 1999. The decline in sales is attributable to the continued focus on development of specific product applications for the broadest target market. The objective is to develop new products that grow revenue and earnings in markets in which they compete. The Company is completing a capitalization which we believe will allow for an increased sales and marketing effort.

Cost of Sales

These costs increased approximately 325% in the six-month period ended January 31, 2000, as compared to January 31, 1999.

Payroll, Payroll Taxes and Related Benefits

Payroll, payroll taxes, and related benefits declined in the six months ended January 31, 2000, as compared to January 31, 1999. This is attributable to the fact that the Company had two employees during the prior six months ended January 31, 1999.

General and Administrative

There was an approximate 115% increase in other selling, general and administrative expenses compared to the six-month period a year ago. The general and administrative costs increased due to the Company's increase in staff and operations.

Consulting and Professional

Consulting and professional fees decreased 46.96% from $89,142 to $41,863 for the six months ended January 31, 2000 and 1999, respectively.

Net Loss

The net loss was $530,317 or $.0340 per share as compared to $389,123, or $.03 per share, for the six months ended January 31, 2000 and 1999 respectively.

Liquidity and Capital Resources

As a result of the net loss incurred, the Company has used substantial working capital in its operations. As of January 31, 2000, current liabilities exceeded current assets by $988,500.

Conditions  have  existed to limit the ability of the Company to market its
products  and  services  at  amounts   sufficient   to  recover   operating  and
administrative costs.

The Company believes that a significant base of recurring revenues derived from monthly satellite and paging monitoring charges will continue to build value for the shareholders. The Company's principal marketing efforts are directed toward the oil and gas, intermodal container, and railroad industries, which have a need for monitoring of high value assets, with the majority of the effort being directed toward the oil and gas industry. Marketing efforts are performed by the Company's personnel and outside sales service providers. In addition, the Company will continue marketing its products and services at industry trade shows. The Company anticipates that during 2000 revenues are expected to begin to accrue from the enrollment of subscribers based in its various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. The Company will continue to market its services to those companies for deployment of its system on a fleet basis in order to optimize upon subscriber enrollment. The Company currently has over 150 satellite subscriber communicators (the industry term for transceivers) deployed in field operations. These units are currently monitoring a variety of assets both domestically and abroad.

The Company further believes that it will realize revenues from its initiatives in other areas including the monitoring of railcars and intermodal containers. Additionally, the Company anticipates other sources of revenue unrelated to its reseller contract with ORBCOMM to begin as proprietary paging technology developed by the Company is deployed. Also, the Company is presently a value-added reseller for both American Mobile Satellite Corporation and Weblink Wireless. Currently, the Company is enjoined to strict covenants of non-disclosure and confidentiality regarding certain uses of technology developed by the Company. Nevertheless, the Company will make appropriate public disclosures pertaining to the aforementioned technologies when or if agreements are reached with the parties involved.

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



                                    AMERICAN MILLENNIUM CORPORATION, INC.
DATED: March 15, 2000             By: /s/  Andrew F. Cauthen
                                           Andrew F. Cauthen, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATED:  March 15, 2000             By: /s/ Andrew F. Cauthen
                                           Andrew F. Cauthen,  Director,
                                           Chief Executive Officer, President
                                          (Principal Executive Officer)

DATED: March 15, 2000             By: /s/  Bruce R. Bacon
                                           Bruce R. Bacon, Director,
                                           Vice President of Engineering,
                                           Chief Technology Officer

DATED: March 15, 2000             By: /s/  Shirley M. Harmon
                                           Shirley Harmon, Director,
                                           Secretary
                                          (Corporate Secretary)

DATED: March 15, 2000             By: /s/  James C. Statham
                                           James C. Statham, Director,
                                           Chief Operations Officer

DATED: March 15, 2000             By: /s/  Stephen F. Watwood
                                           Stephen F. Watwood, Director,
                                           Chairman of the Board, Vice
                                           President of Business Development

DATED: March 15, 2000             By: /s/  Thomas W. Roberts
                                           Thomas W. Roberts, Treasurer
                                          (Principal Financial Officer)