Form 10QSB
period 2000-04-30
AMERICAN MILLENNIUM CORP INC
filed 2000-06-14
CIK 350193

|-------------------------|
                      UNITED STATES                  |       OMB               |
              SECURITIES AND EXCHANGE COMMISSION     |     APPROVAL            |
                  Washington, D.C. 20549             |OMB Number:3235-0416     |
                                                     |Expires:  April 30, 2003 |
                      FORM 10-QSB                    |Estimated average burden |
                                                     |hours per response:32.00 |
(Mark One)                                           |-------------------------|
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                 For the quarterly period ended April 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity: 21,873,473 as of June 5, 2000


Transitional Small Business disclosure Format (check one): Yes [ ]  No [X]

AMERICAN MILLENNIUM CORPORATION, INC.
FORM 10-QSB
INDEX
                                                                            PAGE
Part I-Financial Information
Item 1-Financial Statements (unaudited)
       Balance Sheet - April 30, 2000 (unaudited) .........................  3
       Statements of Operations  - Three and Nine Months
        Ended April 30, 2000 and 1999 (unaudited) .........................  4
       Statements of Cash Flows - Nine Months ended
        April 30, 2000 and 1999 (unaudited) ...............................  5
       Notes to Financial Statements ......................................  6

Item 2-Management's Discussion and Analysis or Plan of Operation  .........  9
Part II-Other Information
Item 6 -Exhibits and reports on Form 8-K ................................... 11


-----------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1.  Financial Statements

AMERICAN MILLENNIUM CORPORATION, INC.
BALANCE SHEET (Unaudited)
April 30, 2000

ASSETS

CURRENT ASSETS

  Cash and cash equivalents ...................................    $    361,249
  Accounts receivable, less allowance of $640 .................          36,986
  Inventory ...................................................          20,394
  Prepaid expenses ............................................          11,150
                                                                   ------------
    TOTAL CURRENT ASSETS ......................................         429,779
                                                                   ------------
PROPERTY AND EQUIPMENT, NET ...................................          81,798
                                                                   ------------
OTHER ASSETS

   Loan Costs (net)                                                      48,813
   Available-for-sale equity security .........................          15,150
                                                                    -----------
    TOTAL OTHER ASSETS                                                   63,963
                                                                    -----------
TOTAL ASSETS ..................................................    $    575,540
                                                                   ============


LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES

  Accounts payable ............................................    $    210,983
  Accrued payroll and related taxes ...........................          89,909
  Accrued expenses and other liabilities ......................         391,459
  Notes payable to officers, 6% annual interest ...............          56,421
  Notes payable to related parties, 6% interest ...............          58,850
  Advances from officers ......................................          29,017
                                                                   ------------
    TOTAL CURRENT LIABILITIES .................................         836,639
                                                                   ------------
  Convertible Note ............................................         345,469
         Note Discount ........................................        (130,859)
                                                                   ------------
    TOTAL LIABILITIES .........................................       1,051,249

COMMITMENTS AND CONTINGENCIES (NOTE 7)

DEFICIENCY IN ASSETS

Preferred stock, 10,000,000 shares authorized; none issued ....            -
Common stock, $.001 par value, 60,000,000 shares authorized;
  21,873,473 shares issued and outstanding ....................          21,873
Additional paid-in capital ....................................      12,538,955
Accumulated deficit ...........................................     (13,036,537)
                                                                   ------------
    TOTAL DEFICIENCY IN ASSETS ................................        (475,709)
                                                                   ------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS ....................    $    575,540
                                                                   ============
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC
STATEMENTS OF OPERATIONS (Unaudited)

                                                     For the Nine Months Ended
                                                              April 30,
                                                          2000            1999
                                                   ------------    ------------
REVENUES .......................................   $     97,345    $    128,693

COST OF REVENUES ...............................         81,074          27,102
                                                   ------------    ------------
GROSS PROFIT ...................................         16,271         101,591
                                                   ------------    ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting - officers and directors ..........        576,811         613,637
  General and Administrative ...................        309,692          89,880
  Selling ......................................         53,589          52,049
  Depreciation & Amortization  .................         10,281           7,598
  Professional .................................         87,951         261,855
  Salaries - others.............................         14,361              -
  Salaries - officers ..........................         97,200          31,101
                                                   ------------    ------------
    TOTAL SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES ..................      1,149,885       1,056,120
                                                   ------------    ------------

OTHER INCOME ...................................           --             5,665
                                                   ------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES .......     (1,133,614)       (948,864)

INCOME TAXES ...................................           --              --
                                                   ------------    ------------

NET LOSS .......................................   $ (1,133,614)   $   (948,864)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ....   $      (0.06)   $      (0.06)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (BASIC AND DILUTED) .......     18,478,989      15,388,172
                                                   ============    ============

                                                     For the Three Months Ended
                                                              April 30,
                                                          2000            1999
                                                   ------------    ------------
REVENUES .......................................   $     51,374    $     21,799

COST OF REVENUES ...............................         37,305           7,427
                                                   ------------    ------------
GROSS PROFIT ...................................         14,069          14,372
                                                   ------------    ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting - officers and directors ..........         24,163         256,165
  General and Administrative ...................        135,742          54,609
  Selling ......................................          9,890             600
  Depreciation & Amortization...................          4,681             750
  Professional .................................         38,189         107,738
  Salaries .....................................        111,561             -
                                                   ------------    ------------
    TOTAL SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES ..................        324,226         419,862
                                                   ------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES .......       (310,157)       (405,490)

INCOME TAXES ...................................           --              --
                                                   ------------    ------------

NET LOSS .......................................   $   (310,157)   $   (405,490)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ....   $     (0.017)   $      (0.03)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (BASIC AND DILUTED) .......     18,478,989      15,388,172
                                                   ============    ============

See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC
STATEMENTS OF CASH FLOWS (Unaudited)
                                                     For the Nine Months Ended
                                                              April 30,
                                                           2000          1999
                                                     ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) .......................................  $(1,133,614)   $(948,864)
  Adjustments to reconcile net (loss) to
   net cash used provided by
   operating activities:
    Depreciation and amortization...................       10,281         7,598
    Common stock exchanged for services ............      294,000       529,535
    Amortization of Debt Discount                          26,172           -

  (Increase) decrease in assets:
    Accounts receivable ............................      (16,621)      (28,955)
    Inventory ......................................      (14,419)      (10,344)
    Prepaid expenses ...............................      (10,650)      (23,247)
    Employee Advances ..............................        --           65,921
    Other Assets      ..............................        --             (500)

  Increase (decrease) in liabilities:
    Accounts payable ...............................       45,869        36,471
    Accrued expenses and other liabilities .........       51,191       155,132
                                                        ---------     ---------
      NET CASH USED BY OPERATING ACTIVITIES ........     (747,791)     (217,253)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disbursements
  Acquisition of property and equipment ............      (40,099)       (3,000)
                                                        ---------     ---------
    DISBURSEMENTS FROM INVESTING ACTIVITIES ........         --             --
                                                        ---------     ---------
       NET CASH USED BY INVESTING ACTIVITIES .......      (40,099)       (3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
  Proceeds from convertible note ...................      430,160        19,300
  Proceeds from sale of common stock ...............      758,400       100,000
  Proceeds from related parties, net................         --          75,600
  Proceeds from advances to officers ...............         --          29,600
                                                        ---------     ---------
   RECEIPTS FROM FINANCING ACTIVITIES ..............    1,188,560       224,500
 Disbursements
   Payments on note payable to stockholders/officers      (46,382)       (4,831)
                                                        ---------     ---------
   DISBURSEMENTS FROM FINANCING ACTIVITIES .........      (46,382)       (4,831)
                                                        ---------     ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ...    1,142,178       219,669
                                                        ---------     ---------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS .................................      354,288          (584)

CASH AND CASH EQUIVALENTS - BEGINNING ..............        6,961         1,176
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS - ENDING .................    $ 361,249     $     592
                                                        =========     =========
SUPPLEMENTAL DISCLOSURES:

 Common stock issued to extinguish partial debt due
     Officer .......................................       20,000        19,300
 Common stock issued to extinguish note payable ....       19,250        19,300
 Common stock issued to extinguish debt to related
     Party   .......................................       52,500        75,600
 Interest paid .....................................        4,960          --
 Income taxes paid .................................         --            --

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

NOTE 3. RELATED PARTY TRANSACTIONS

Upon resignation of the corporate secretary effective February 29, 2000 the Board of Directors resolved that for settlement of accrued compensation and out-of-pocket expenses, the Company would issue a cash payment of $17,500 and 100,000 shares of restricted common stock of the company valued at $52,500.

On March 3, 2000 the Board of Directors authorized the issuance of 23,170 shares of S8 free-trading common stock to a shareholder in settlement of an outstanding liability in the amount of $19,463. Upon the execution of a settlement agreement the Company will file an S8 Registration for the issuance of the shares.

NOTE 4.  COMMON STOCK

Other Stock Issuance

On February 1, 2000, the Board of Directors authorized the issuance of 100,000 shares of restricted common stock to one investor pursuant to a private offering made in accordance with the exemption from registration under Regulation D, Rule 506 of the Securities Act of 1933. The Company received net proceeds of $22,220 from the sale of these shares after issuance costs of $2,780.

On February 14, 2000, the Board of Directors authorized the issuance of 500,000 shares of restricted common stock to two investors pursuant to a private offering made in accordance with the exemption from registration under Regulation D, Rule 506 of the Securities Act of 1933. The Company received net proceeds of $100,922 from the sale of these shares after issuance costs of $24,078.

On February 14, 2000, the Board of Directors authorized the issuance of 868,001 shares of restricted common stock to eight investors pursuant to a private offering made in accordance with the exemption from registration under Regulation D, Rule 506 of the Securities Act of 1933. The Company received net proceeds of $201,200 from the sale of these shares after issuance costs of $15,800.

On February 25, 2000, the Board of Directors authorized the issuance of 553,000 shares of restricted common stock to six investors pursuant to a private offering made in accordance with the exemption from registration under Regulation D, Rule 506 of the Securities Act of 1933. The Company received net proceeds of $112,325.25 from the sale of these shares after issuance costs of $25,925.

On March 10, 2000, the Board of Directors authorized the issuance of 429,000 shares of restricted common stock to four investors pursuant to a private offering made in accordance with the exemption from registration under Regulation D, Rule 506 of the Securities Act of 1933. The Company received net proceeds of $92,902.50 from the sale of these shares after issuance costs of $14,347.50.

On April 7, 2000 the Board of Directors authorized the issuance of 280,000 shares of restricted common stock to five investors pursuant to a private offering made in accordance with the exemption from registration under Regulation D, Rule 506 of the Securities Act of 1933. The Company received net proceeds of $59,570 from the sale of these shares after issuance costs of $10,430.

On April 27, 2000 the Company entered into an agreement with Charterbridge Financial Group, Inc. for investor relations and other services. The Agreement for Financial Public Support / Retail Support calls for compensation to be paid to Charterbridge Financial Group, Inc. including an initial payment of $10,000 plus 70,000 unregistered AMCI shares, and a monthly payment of $4,500. An additional amount of 70,000 unregistered AMCI shares is due under the Agreement for the term.

The company has committed 770,000 shares of the Company's common stock in the form of stock options to current employees of the Company. The options are provided as part of the employee's employment agreement and fully vest during the period of February through June of 2001. The option price of these shares is $1.00 per share.

NOTE 5.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has incurred operating losses of $1,133,614 and $948,864 for the periods ending April 30, 2000 and 1999, respectively. In addition, the Company has used substantial working capital in its operations. As of April 30,2000, current liabilities exceed current assets by $406,860.

Sales are expected to fund day-to-day operations and marketing activities related to digital, wireless and wireline communications endeavors. Additional capital is being raised by further issuance of the Company's common stock through the private offering of stock under Regulation D, Rule 506 and other capital instruments.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6. NOTES

On April 7, 2000 the Company entered into a Series 1 Convertible Note
Purchase Agreement (the "Agreement"). The agreement calls for the issuance of $1,000,000 of convertible notes. The notes are convertible after 120 days following the closing into 1,000,000 shares of the Company's common stock, at a conversion price of $1.00 per share.

In connection with this agreement, the Company issued warrants which permit the holder to purchase 1,000,000 shares of the Company's common stock for $1.00 per share. These purchase warrants can be exercised after 120 days until three years following the date of closing.

The first closing of the convertible notes occurred on April 10, 2000 in the amount of $502,500. The borrowings bear interest at the rate of 10%, payable quarterly commencing July 10, 2000. The company received net proceeds of $430,160 after issuance costs of $72,340. This agreement was subsequently amended to permit early conversion which occurred in June 2000 (See Note 8).

Further in the April 7, 2000 Resolution, the Board approved the ratification of the Placement Agency Agreement by and between the Company and Jack Augsback & Associates, Inc. to include the issuance of common stock purchase warrants at an exercise price of $1.00 per share in an amount equal to five percent (5%) of the principal amount of the Convertible Notes issued at the initial and subsequent closings.

Further in the April 7, 2000 Resolution, the Board approved the issue to Baker, Johnston & Wilson LLP, for professional services rendered as transaction counsel in connection with the transactions contemplated by these resolutions, a Common Stock Purchase Warrant to acquire up to 10,000 shares of the Common Stock of the Company for an exercise price of $1.00 per share.

NOTE 7. COMMITMENTS AND CONTENGENCIES

In August 1997, as part of a Stock and Asset Purchase Agreement, the
Company issued 400,000 restricted shares of common stock to each of two individuals. The agreement was amended in October 1997, to reflect a lower valuation of the assets to be acquired in exchange for the common stock issued. Accordingly, it was necessary to reduce the number of shares to which these two individuals were entitled to 117,275 shares each. A letter was sent to the individuals requesting the return of the original shares in exchange for issuance of the appropriate number of shares. The original shares were returned on February 11, 2000 and the appropriate number of shares were issued on the same date.

NOTE 8. SUBSEQUENT EVENTS

On June 1, 2000 the Company amended its headquarters lease agreement with Sucia Corporation, LLC to expand its current office space to 4,600 square feet. Monthly rent will be $4,400 until August 1, 2000, and increase to $4,600 per month through the term of the lease.

On June 6, 2000 the company entered into the second closing of the Series 1 Convertible Note Purchase Agreement in the amount of $300,000. The borrowings bear interest at the rate of 10%, payable quarterly commencing September 6, 2000. The company received net proceeds of $261,772 after issuance costs of $38,228.

On June 8, 2000 American Millennium Corporation, Inc. entered into an option agreement with six private investors. Pursuant to the terms of the agreement, the investors will have rights to purchase from the Company options and warrants up to an aggregate of 8,000,000 newly issued restricted shares (constituting approximately 25% of the Company as of June 8, 2000 on a fully diluted basis) of the Company's common capital stock, at prices ranging from $1.00 to $5.25 per share.

On June 12, 2000, the holder of a convertible note of approximately
$802,500 was recently funded ($502,500 was funded on April 6, 2000 and $300,000 was funded on June 8, 2000), has converted debt into common stock. (See Note 6).

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

Sales

During the nine months ended April 30, 2000, sales decreased approximately
24 % compared to the same period in 1999. The decline in sales is attributable to the engineering and development focused on technical improvements to its products. The goal is to develop new products that grow revenue and earnings in markets they compete in. The Company, through its recent and ongoing capitalization, is managing its funds for the current expansion of its administrative, operations, engineering, sales and marketing staff.
Cost of Sales

These costs increased approximately 300 % in the nine-month period ended April 30, 2000, as compared to April 30, 1999.
Payroll, Payroll Taxes and Related Benefits

Payroll, payroll taxes, and related benefits have increased 359 % in the nine months ended April 30, 2000, as compared to April 30, 1999. This is attributable to the fact that the Company had two employees during the prior nine months ended April 30, 1999 and as of April 30, 2000 had 9 employees. The total number of employees as of June 15, 2000 is 14.
General and Administrative

There was an approximate 244% increase in other selling and administrative expenses compared to the nine-month period a year ago. The general and administrative costs have increased due to the Company's expansion of its administrative, operations, engineering, sales and marketing staff.

Consulting and Professional

Consulting and professional fees decreased 24% from $875,492 to $664,762 for the nine months ended April 30, 2000 and 1999, respectively.

Net Loss

The net loss was $1,133,614 or $.06 per share as compared to $948,864, or $.06 per share, for the nine months ended April 30, 2000 and 1999 respectively.

Liquidity and Capital Resources

Convertible Notes. By an April 7, 2000 Resolution the Board of Directors approved the issuance of up to $1,000,000 principal amount of Series 1 Convertible Notes of the Company, which Notes were subsequently converted into shares of Common Stock, par value $.001 per share, of the Company at a conversion price of $1.00 per share, together with common stock purchase warrants related thereto at an exercise price of $1.00 per share.

As a result of the net loss incurred, the Company has used substantial working capital in its operations. As of April 30, 2000, current liabilities exceeded current assets by $406,860.

Conditions have existed to limit the ability of the Company to market its products and services at amounts sufficient to recover an acceptable amount of operating and administrative costs. However, newly instituted controls and new products should reverse this condition.

AMCI is a provider of wireless and wire-line solutions for tracking mobile assets and remote monitoring of fixed assets through a network of Low-Earth-Orbit Satellites (LEOs), Geo-Stationary Satellites (GEOs), and Local Area Networks (LANs). To date, the company has hundreds of satellite communication systems in the field tracking, monitoring, and reporting data on oil wells, natural gas compressors, rail cars, and trucks. In addition to hardware sales, AMCI generates revenues from the airtime sales. AMCI is an applications service provider (ASP,) providing data access, tracking, and analysis packages for customers via the Internet. The Company believes that a significant base of recurring revenues derived from monthly satellite and paging monitoring charges will build value for the shareholders.

Marketing efforts are performed by the Company's personnel and outside sales service providers. The Company has, and will continue through 2000, demonstrated its services at industry trade shows. The Company anticipates that during 2000 revenues are expected to begin to accrue from the enrollment of subscribers based in its various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. The Company will continue to market its services to those companies for deployment of its system on a fleet basis in order to optimize upon subscriber enrollment. The Company currently has over 300 satellite subscriber communicators (the industry term for transceivers) deployed in field operations. These units are currently monitoring a variety of assets both domestically and abroad.

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

The Company anticipates that our current cash balances and future commitments will be sufficient to fund our operations, through fiscal year 2001. However, the Company may require substantial working capital to fund our business and may need to raise additional capital. The Company will continue its pursuit to raise capital through various financial instruments for the purpose of financing its operations and growth.

The Company is currently expanding in operational and engineering operations. The Company is in the process of hiring or outsourcing new positions including engineers, technicians and administrative personnel. The Company is also in the process of updating and expanding its corporate headquarters including office build out and updating office and technological equipment.

The Company has engaged an aggressive program pursuing acquisitions and/or affiliations with companies whose product technologies, technical and management personnel, sales revenues, and other assets would contribute to mutual objectives.

The Company will continue its pursuit to establish international business relationships to further its sales and marketing opportunities.

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


                                    AMERICAN MILLENNIUM CORPORATION, INC.
DATED: June 15, 2000             By: /s/Andrew F. Cauthen
                                           Andrew F. Cauthen, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED:  June 15, 2000            By: /s/Andrew F. Cauthen
                                           Andrew F. Cauthen, Director,
                                           Chief Executive Officer, President
                                          (Principal Executive Officer)

DATED: June 15, 2000             By: /s/Bruce R. Bacon
                                           Bruce R. Bacon, Director,
                                           Vice President of Engineering,
                                           Chief Technology Officer

DATED: June 15, 2000             By: /s/Shirley M. Harmon
                                           Shirley Harmon, Director
                                           Corporate Secretary

DATED: June 15, 2000             By: /s/James C. Statham
                                           James C. Statham, Director,
                                           Investor Relations

DATED: June 15, 2000             By: /s/Stephen F. Watwood
                                           Stephen F. Watwood, Director,
                                           Chairman of the Board, Vice
                                           President of Business Development

DATED: June 15, 2000             By: /s/Thomas W. Roberts
                                           Thomas W. Roberts, Treasurer
                                          (Principal Financial Officer)