Form 10QSB/A
period 2000-04-30
AMERICAN MILLENNIUM CORP INC
filed 2000-06-15
CIK 350193

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

On June 8, 2000 American Millennium Corporation, Inc. entered into an option agreement with six private investors. Pursuant to the terms of the agreement, the investors will have rights to purchase from the Company options and warrants up to an aggregate of 8,000,000 newly issued restricted shares (constituting approximately 25% of the Company as of June 8, 2000 on a fully diluted basis) of the Company's common capital stock, at prices ranging from
$1.00 to $5.25 per share.   If the investors were to elect to exercise such
rights in full, the total proceeds to the Company under the agreement would be approximately $15,500,000 to $23,500,000, depending upon exercise periods. All share purchases pursuant to such purchase rights, whether pursuant to options or warrants, are for unregistered securities (i.e., governed by "Rule 144 restrictions") The shares purchased are to only be registered by the Company if
a) the investors make their purchases in increments of $1.5 million or more, or (b) the investors purchase shares prior to the time that the Company is otherwise filing a registration statement for other shareholders or for "secondary offerings" (i.e., "piggy-back registration rights"). The investors are not obligated to purchase any shares from the Company and have the right to purchase all, or any portion of, the option shares.

As of April 30, 2000 the Company's balance sheet reflects a negative net worth and, therefore, if the investors exercised all of their purchase rights, the investors would suffer approximately 75% dilution of dollars invested and the present other shareholders of the Company would benefit from a corresponding book value increase accruing to their interests (i.e., if no exercise by these investors, the remaining 100% owners of the Company own 100% of the Company's negative book value net worth, if the investors were to exercise in full, then the present owners would accrue to their benefit approximately 75% of the increased book value resulting from the investors capital contributions; i.e., 75% of $15,500,000 to $23,500,000).

Under the terms of the agreement, the rights of the investors to acquire shares will terminate if the investors fail to pay the required option fees of a total of $400,000 in option fees due in four $100,000 increments (which fees, if paid, will be credited to the purchase price payable upon subsequent purchases of shares by the investors), or the agreement will terminate if the investors fail to make certain purchases of shares within time frames established in the agreement. There are four separate options to purchase shares in up to 1,000,000 share increments each. The First Stock Option (up to 1,000,000 shares) must be exercised no later than six months after the payment of the First Option Fee of $100,000. The Second Stock Option (up to 1,000,000 shares) must be exercised no later than six months after the payment of the Second Option Fee of $100,000. The Third Stock Option (up to 1,000,000 shares) must be exercised no later than six months after the payment of the Third Option Fee of $100,000. The Fourth Stock Option (up to 1,000,000 shares) must be exercised no later than six months after the payment of the Fourth Option Fee of $100,000. Generally, each of the $100,000 Option Fees are due approximately every 90 days after the prior $100,000 Option Fee due date. Under the terms of the agreement, the rights of the investors to be issued warrants will terminate if the investors do not purchase the option shares 90 days earlier than the contractual deadline imposed for the purchase of the option shares. The number of warrants to be issued is equal to one warrant for each option share purchased (i.e., up to 4,000,000 shares that may be purchased through later exercise of the warrants). The warrants have a three year term commencing with their date of issue. All of the warrants have share exercise price increases each 12 months after their issue date. There is a 30 day "Grace Period" extension for the investors' performance on all due dates. Under the agreement, in order to retain the right to purcha se the entire number of shares referred to above, the investors will be required to invest approximately $7,000,000 within approximately thirteen months. There is no assurance that all or any of the options will be purchased under the agreement.

The table below reflects the option share amounts, warrant amounts, and the applicable time periods:

Option                      Last Date   Last Date  Last Date
                               For       Obtain    Without
        Price    Shares    Option Fee   Warrants   Warrants   *Warrant Prices
First   $1.00   1,000,000    8/7/00     11/7/00    2/7/01    $1.25/$2.25/$3.25
Second  $1.50   1,000,000    12/6/00     4/6/01    7/6/01    $1.75/$2.75/$3.75
Third   $2.00   1,000,000    4/6/01      8/6/01    11/6/01   $2.25/$3.25/$4.25
Fourth  $2.50   1,000,000    8/6/00     12/6/01    3/6/02    $3.25/$4.25/$5.25

    *Warrant Prices change on the annual anniversary of the Warrant issue date

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