Form 10KSB
period 2000-07-31
AMERICAN MILLENNIUM CORP INC
filed 2000-11-13
CIK 350193

-------------------------
                                                            OMB APPROVAL
                                                       -------------------------
                                                       OMB Number:3235-0420
                                                       Expires: April 30, 2003
                                                       Estimated average burden
                                                       hours per response 294.00
                                                       -------------------------
                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                              For the fiscal year ended July 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the transition period from___ to ____
                                 Commission File No. 0-10841

                      AMERICAN MILLENNIUM CORPORATION, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          New Mexico                                      85-0273340
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1010 Tenth St., Suite 100, Golden, Colorado                      80401
------------------------------------------------              ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number (303) 279-2002
                           ---  --- ----
Securities registered pursuant to Section 12 (b) of the Exchange Act:

       Title of each class                Name of each exchange which registered
  -----------------------------           --------------------------------------
  Common Stock, $.001 Par Value                              None

Securities registered pursuant to Section 12 (g) of the Act:
                                  None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the issuer's most recent fiscal year were $336,824.

The aggregate market value of the 10,671,671 shares held by non-affiliates of the issuer as of November 1, 2000, computed by using the average of the ask and bid prices on November 1, 2000, of $.6562 and $.5938 is as follows:

         Average $.6250/share X 10,671,671 shares = $6,669,794

The number of shares outstanding of the issuer's common stock as of November 1, 2000, is 21,402,284. There are approximately 802 shareholders of record as of November 1, 2000.

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
Item 11.      Security Ownership of Certain Beneficial Owners and Management12
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

--------------------------------------------------------------------------------
Item 1. Description of Business.
--------------------------------------------------------------------------------

HISTORY

American Millennium Corporation, Inc. (AMCI) is a New Mexico corporation (NASDAQ
OTCBB: AMCI, formerly EOPT) organized in 1979 under the name Energy Optics, Inc. (Energy) to develop various proprietary and patented technologies for industrial and consumer applications. Energy was unable to realize revenue sufficient to maintain an active status, and was unsuccessful in securing funding sufficient to aggressively market these devices and systems. Energy also was unable to enlist the resources of a partner considered necessary to take product development from the prototypical stage into production and then promote and market its various products through distribution to the end-user.

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

In June 1997, Management began discussions with an unincorporated business organization (UBO) that owned certain assets and rights to purchase or assign purchase rights of certain other assets. These discussions lead to the acquisition in August 1997 of certain of the UBO's business assets including real estate in Tavares, Florida, buildings, equipment and a controlling stock interest (held by parties related to the UBO) of Lean Protein Foods, Inc. (LPF), a specialty food company and their wholly-owned subsidiary, Wildwood Ostrich Ranch, Inc. (WWOR) in a transaction totaling approximately $3.6 million. This transaction was subsequently amended on October 10, 1997. Energy filed for foreign corporation registration with the State of Florida and moved its corporate offices from New Mexico to Tavares, Florida

In September and October 1997, Energy acquired a total of 80% of American Millennium Corporation and 20% of Microgravity Aviation Corporation (MAC) from the UBO, both of which were development stage enterprises. Early in 1998, Energy discontinued operations of LPF and on July 31, 1998, sold its interest in LPF to LPF's minority shareholders. Management also negotiated the recessions of both the purchase contract for a 20% stock ownership held in MAC and the contract for purchase of the real estate in Tavares, Florida.

Under an Agreement and Plan of Merger dated May 27, 1998, Energy merged with American Millennium Corporation, a subsidiary of which Energy owned approximately an 80% interest, with the parent as the surviving corporation. Upon completion of the merger, we changed our name to American Millennium Corporation, Inc.

In July 2000, we completed our acquisition of CompuGraphics Corporation, a Florida corporation. As a result of the acquisition, CompuGraphics Corporation is a wholly-owned subsidiary of American Millennium Corporation, Inc. Compugraphics Corporation sells computer hardware and software.

Our corporate headquarters are located in Golden, Colorado.

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

OVERVIEW

We are a provider of wireless and wire-line solutions for the tracking and monitoring of mobile and fixed assets utilizing Low-Earth-Orbit Satellites (LEO's), Geo-Stationary Satellites (GEO's) and terrestrial wireless and wireline technologies. We have experience in most communication platforms including satellite, CDPD, cellular, paging, wire-line, and various RF protocols.

We develop, sell, install and service satellite communication systems in the field for tracking, monitoring, and reporting data on oil wells, natural gas compressors, rail cars, and trucks. We are currently providing satellite-based services to General Motors, U.S. Army Corps of Engineers, Chevron, The Hanover Company, Compressor Systems, Inc. (CSI,) Cabot Oil & Gas, Cross Timbers Oil & Gas, Signa Engineering, and Universal Compression, among others.

We receive revenue from hardware sales, engineering, installation, and operating services. In addition, we generate monthly revenues from airtime sales. We are an applications service provider (ASP,) providing data access, tracking, and analysis packages for customers via the Internet.

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

We are a Value Added Reseller (or VAR) for Herndon, VA based Vistar Datacom, Inc. (www.vistardatacom.com) and its GlobalWave solution for remote monitoring and control of fixed and mobile assets. Additionally, we are a VAR for Dulles, VA based ORBCOMM USA, LP (www.orbcomm.com,) a LEO satellite company with 35 satellites in its current constellation.

Under the terms of the VAR agreement with Vistar Datacom, Inc., we can provide Vistar's GlobalWave asset management and tracking solution to customers in the energy, industrial, commercial, container, transportation, and consumer vehicle markets throughout the 48 contiguous states and Canada.

Under the terms of the VAR agreement with ORBCOMM, we are able to offer tracking and remote monitoring for customers in the oil and gas, rail car, and cargo container industries, although an exception has been provided for sale of monitoring units as well as satellite airtime by us to General Motors Corporation.

With the establishment of the newer satellite communication networks, such as ORBCOMM and Vistar, low cost robust transceivers have the capacity to monitor and track remote and mobile assets virtually anywhere in the world.

We are also a VAR for Logan, Utah based Wescor, Inc.'s RDT800 mobile data delivery terminal. Under the terms of the agreement we will market the product throughout North America, Central America, and South America.

Currently, we have deployed hundreds of satellite transceivers being utilized to track or monitor a variety of fixed and mobile assets for over a dozen companies who pay monthly airtime charges for data transfer via satellite. The business of these companies include natural gas production, overland truck shipments of contaminated soil to disposal sites, automotive manufacturing and open pit methane gas production, to name a few.

MISSION STATEMENT

Our mission is to become a critical and ongoing link in the development and deployment of data capture and transmission systems for more efficient and effective remote and mobile asset management. By providing these valuable tools to our customers, we receive compensation for our engineering, installation, equipment sales, and monthly airtime fees.

OBJECTIVE

To expand our growing base of monthly subscribers who recognize the economic and human resource efficiencies of utilizing our services for more effective asset management through the use of remote monitoring and tracking.

SERVICES AND BENEFITS

Gas wells and gas pipelines require monitoring: Oil wells, storage tanks, and pumps are also remote critical production assets. Industrial chemical and liquefied compressed gas storage tanks present additional opportunities.

Also, refrigerated rail cars and containers and other specialized cargo vehicles can benefit from an onboard Satellite Transceiver (ST) and Global Position System (GPS) unit. Complex powered vehicles such as locomotives, truck tractors, test vehicles, as well as heavy equipment can be more effectively managed with satellite communication. In addition to monitoring and tracking, the ST can provide reliable messaging services for the equipment operator. The benefit to the operator is the ability to be in touch with what conditions are like aboard a particular asset without having to commit expensive human resources to perform a routine check when there are no problems.

We have the ability to analyze the remote data messaging needs of operators of the various assets referenced above, and then provide the software and firmware solution to be installed onboard. At this point, our engineers and technicians have thousands of hours in the field effecting the installation of hundreds of STs on oil wells, natural gas compressors, trucks, open pit tanks at methane gas wells and other high value assets.

APPLICATIONS

Refrigerated Cargo

Through proper programming and interface design, the ST can transmit information vital to the successful delivery of perishable cargo. In addition to temperature readings, the system can monitor refrigeration system fuel levels aboard railcars and cargo containers. It can then alert for any intrusion into those railcars or shipping containers. Also, the STs have an additional feature installed to communicate the location of the transport. With the GPS module in the ST, the position of the railcar or container can be constantly monitored. In addition to providing accurate logistical information to the shipper, this information is key to the timely repair of a failing refrigerator and protection of its cargo. The failing unit can be intercepted at the next maintenance location on its route and be repaired or have its cargo transferred to a working refrigeration unit, thus safeguarding the shipment and profit margins.

Oil and Gas

Since much of the oil and natural gas production in the US is in remote areas, the operating equipment is often out of reach of wireline and terrestrial based wireless radio systems. However, these sites still require monitoring to ensure that the various pumps, compressors, and controls onboard the equipment operate correctly. For example, a malfunction or failure of a natural gas compressor that goes undetected between visits by a technician can result in significant economic loss each hour. Therefore, a satellite-based remote monitoring system installed aboard a gas compressor provides an alarm in near real time that a failure has occurred. This allows the operator to initiate maintenance action immediately and, hence, minimize the down time or loss that would otherwise occur before the malfunction was routinely discovered.

Automotive and Trucking

The automotive and trucking industries are vast markets in which our satellite based tracking and monitoring solutions have special applications. Due to the high mobility nature of both cars and trucks, there exists a number of functions that can be performed using our operating systems. For example, an automobile can not only be tracked for position, but a variety of on-board functions such as opening a locked trunk or reporting a breakdown to a roadside assistance operator. The ST can also collect and report engine diagnostics data and report it back through the satellite system to a technician monitoring the performance of that engine.

CURRENT PROJECTS

ABB
Cabot Oil and Gas (NYSE: COG)
Compressor Systems, Inc.
Cross Timbers Oil Co. (NYSE: XTO)
Dolphin Software
General Motors Corporation (NYSE: GM)
Hanover Compressor Co. (NYSE: HC)
IT Corporation (US Army Corps of Engineers)
Magellan Corp. (Owned by Orbital Sciences, Inc.)
ORBCOMM USA, L.P.
Panasonic Industrial Company
Phillips Pipeline Corporation
Signa Engineering Corp
Stellar Communications
Univeral Compression, Inc.
Union Pacific Railroad (NYSE: UPR)
Vistar Datacom
Vistar Telecommunications, Inc.
Walsh Engineering, Inc.
Wescor, Inc.

We have additional projects in the engineering, development and field-testing stages working with several companies that require strict non-disclosure at this time.

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

This application provides another opportunity for us. The stream of information that flows through our service center must be properly integrated into the transporter's existing Information Technology system. Failure information must be sent to the appropriate maintenance location and the transport service center for supervision. Position data should be available to the shipper at all times. Intrusion information must alert security services. All this data should arrive in correct formats at the right IT server. Further, if communication back to the Subscriber Communicator is needed, transport personnel should be able to use their existing applications to initiate it. We have an opportunity to configure and supervise the installation of off-the-shelf software packages that can manage this routing and formatting. Further, we can operate such routing servers, consolidating the needs of smaller customers.

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

The next phase of the contract involves the outfitting of five refrigerated railcars with pre-production models of our wireless equipment. Upon successful completion of this phase, Union Pacific has the option to place orders in increment of 100 units.

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

There are further benefits from LEOS systems in many industries that have worldwide operations. A system designed for North American operation can be deployed for use throughout the world. ORBCOMM is franchising the installation of ground stations in all continents and developing "roaming" arrangements that will yield a seamless worldwide network. New levels of enterprise asset management and operational efficiency are sure to emerge from this platform. Thus, even with a North American focus, AMCI can create value worldwide.

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

MARKETING

We believe that a significant base of recurring revenues derived from monthly satellite and paging monitoring charges will build our value. Our principal marketing efforts are directed toward the oil and gas, intermodal container, and railroad industries which have a need for monitoring of high value assets. Our personnel work with management and engineers in the industries discussed above in order to determine their technological needs, cost objectives and to develop solutions for their individualized asset monitoring requirements. Marketing efforts are performed both by our personnel and outside sales service providers. We have and will continue through the year 2000, to market our services at industry trade shows.

COMPETITION

There are numerous competitors to ORBCOMM's Low Earth Orbit satellite based data and messaging service. However, we are confident that there does not exist, at present, any competition of an immediate or formidable nature for several reasons. First, geostationary systems and terrestrial based wireless networks are regional, not global, in coverage. Secondly, the big Low Earth Orbit systems such as Iridium and Globalstar must focus on voice telephony to build rapid revenues to service the multi-billion dollar capitalization costs associated with their deployment. Also, their electronic architecture makes it expensive to send data and the end-user equipment is expensive.

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

While there are many VARs for the different satellite companies competing within the tracking and monitoring industry, few are combining the wireless telemetry technology with data and messaging systems that we have developed and deployed. The company is recognized within the industry as one of the most creative, unique, and innovative solutions providers in the field. Our aggressive entry into gas compressor monitoring, as an example, has earned it recognition and has created enthusiasm among some of the major petroleum producers.

Our management believes that the market can market its products and services in a competitive environment because to the number of assets in the market that could potentially benefit from tracking and monitoring.

MANUFACTURING AND SUPPLIERS

We purchase the majority of the components for our subscriber data communicators from ORBCOMM and Vistar; however, we believe that these components are readily available from other suppliers at competitive prices. Airtime for satellite monitoring is also purchased from ORBCOMM and Vistar.

GOVERNMENT REGULATIONS

As value-added resellers for Vistar, ORBCOMM, PageMart, and American Mobile Satellite, our services and products are subject to the rules and regulations of the Federal Communications Commission. We anticipate no problems in obtaining the necessary certifications in a timely manner as required.

PERSONNEL

As of November 1, 2000, we had 13 full-time personnel, four of whom are directors or officers and one who is the spouse of a director. None of our employees are represented by a labor union, and we consider our employee relations to be good.

--------------------------------------------------------------------------------
Item 2. Description of Property.
--------------------------------------------------------------------------------
RENTS AND LEASES

Our corporate headquarters are located in a 4,400 square foot facility in Golden, Colorado. Under the terms of a lease agreement dated December 8, 1999, between the Company and Sucia Corporation, LLC, the Company is to occupy the Golden offices for a term of 36 months beginning the first day of December 1999 with a monthly rent of $4,400. Our President and CEO operates out of an executive suite in Houston, Texas. This lease expires in November of 2000. We believe that our current facilities are in good condition and will be adequate to accommodate our needs for the foreseeable future.

PROPERTY AND EQUIPMENT

The furniture, fixtures and equipment used in the conduct of our business have a historical cost of approximately $140,000. We also own monitoring units that are leased to various customers, as well as demonstration units with a total historical cost of approximately $38,500.

--------------------------------------------------------------------------------
Item 3. Legal Proceedings.
--------------------------------------------------------------------------------
On November 25, 1997, we executed an Equipment Lease Agreement with AT&T Capital Leasing Services, Inc. (AT&T). The term of the agreement was 60 months. We made only three payments and on October 20, 1998, AT&T repossessed the equipment. There was a claim against us for the balance due and owing under the Equipment Lease Agreement in the sum of $44,607. A settlement agreement was entered into on February 23, 2000 for $20,000 in full satisfaction of the claim. Accordingly, we have recorded an accrued liability of $20,000. As of July 31, 2000 we owe a remaining balance of $8,000 on this settlement.

--------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------
Item 5. Market for Common Equity and Related Stockholders Matters.
--------------------------------------------------------------------------------

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

FISCAL YEAR ENDED JULY 31, 2000                            HIGH      LOW
                                                        ---------  ---------
First Quarter                                             $ .344      $.250
Second Quarter                                            $1.344      $.203
Third Quarter                                             $1.563      $.906
Fourth Quarter                                            $1.063      $.625

FISCAL YEAR ENDED JULY 31, 1999                            HIGH      LOW
                                                        ---------  ---------
First Quarter                                             $1.170      $.350
Second Quarter                                            $ .700      $.109
Third Quarter                                             $ .580      $.250
Fourth Quarter                                            $ .530      $.200

HOLDERS

As of November 1, 2000, there were 807 stockholders of record and approximately 21,402,284 shares of our common stock issued and outstanding.

DIVIDEND POLICY

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We made the following unregistered sales of common stock during the year ended July 31, 2000:

From September 1999 through March 2000, the Company conducted a private offering consisting of 3,080,001 shares of its unregistered common stock in the manner and in reliance upon Regulation D, Rule 506, to total of 28 accredited investors. The unregistered common shares were offered and sold at a purchase price of $.25 per share for an aggregate of $770,000 in proceeds to the Company. Each stock purchase included a warrant to purchase an equivalent number of additional common shares of the Company for $.25 per share. The Company further agreed to conduct a registration of the 3,080,001 issued shares and the 3,080,001 warrant shares sold in the private offering. In connection with the private offering, Jack Augsback and Associates were issued 154,000 warrant shares exercisable at $0.25 per share in its role as a commissioned placement agent for the Company.

On July 31, 2000 the Company issued 50,000 shares to an individual investor for $1.00 per share. Each of the shares issued carries a warrant to purchase one additional share of the Company's common stock for $1.00.

In July 2000, the Company issued 600,000 unregistered common shares as partial consideration in exchange for 100% of the issued and outstanding stock of CompuGraphics Corporation. The Company agreed to register all of the 600,000 unregistered shares issued in connection with the acquisition of CompuGraphics.

On April 7, 2000 and July 7, 2000, the Company sold two Series 1 Convertible Promissory Notes to a private accredited investor in the amounts of $502,500 and $300,000 respectively, in the aggregate amount of $802,500, bearing 10 percent interest per annum. Upon conversion of the two notes into common stock of the company pursuant to the terms of the notes, an aggregate of 855,441 shares were issued. The private investor also holds warrants for the purchase of up to 855,441 additional shares at exercise prices from $0.85 to $1.00 per share. In connection with the issuance of the $502,500 convertible note, Jack Augsback and Associates were issued 25,125 warrant shares exercisable at $1.00 per share in its role as a commissioned placement agent for the Company.

For the year ended July 31, 2000, the Company issued 415,870 unregistered common shares to engage consultants, to pay professionals and consultants in lieu of cash, or as compensation for accrued, unpaid wages and salaries to corporate officers: Karen R. Griffith 25,000 shares; Linda Claman Moore 67,500 shares; The Charterbridge Financial Group 70,000 shares; Lindy Amyx 19,857 shares; John S. Robinson 10,343 shares; Molesworth Associates, Inc. 23,170 shares; Renee C. Riegler 100,000 shares; and Andrew F. Cauthen 100,000 shares. 30,200 shares issued to consultants carried a warrant to purchase additional common shares of the Company for $.25 per share. 10,000 warrant shares issuable upon exercise @ $1.00 per share were issued to Baker, Johnston & Wilson, LLP for legal services.

On June 8, 2000 American Millennium Corporation, Inc. entered into an option agreement with six private investors. Pursuant to the terms of the agreement, the investors, for consideration of $100,000, may purchase an entitlement to purchase from the Company options and warrants exercisable up to an aggregate of 8,000,000 newly issued restricted shares (constituting approximately 25% of the Company as of June 8, 2000 on a fully diluted basis) of the Company's common capital stock, at exercise prices ranging from $1.00 to $5.25 per share. If the investors were to elect to exercise such rights in full, the total proceeds to the Company under agreement would be approximately $15,500,000 to $23,500,000 depending upon exercise periods. All share purchases pursuant to such purchase rights, whether pursuant to options or warrants, are for unregistered securities (i.e., governed by "Rule 144 restrictions") The shares purchased are to only be registered by the Company if a) the investors make their purchases in increments of $1.5 million or more, or (b) the investors purchase shares prior to the time that the Company is otherwise filing a registration statement for other shareholders or for "secondary offerings" (i.e., "piggy-back registration rights"). The investors are not obligated to purchase any shares from the Company and have the right to purchase all, or any portion of, the option shares. The investors are required to purchase the above described option package no later than November 22, 2000. The Company extended the initial option purchase fee, of which only $50,000 has been paid to date. The investors have until November 22, 2000 to pay the additional $50,000 option fee, subject to the discretion of the Company to extend the due date for the option fee.

On December 7, 1998, the Company entered into a two-year agreement with Potter Financial, Inc. (Potter) for the purpose of investor relations and public promotion. Pursuant to an addendum to the contract, Potter is entitled to purchase options in the company as follows in consideration for services rendered in the contract:

                  100,000 shares @ $0.05
                  100,000 shares @ $0.10
                  100,000 shares @ $0.75
                  100,000 shares @ $1.00
                  100,000 shares @ $1.50
                  100,000 shares @ $2.00
                  100,000 shares @ $2.50
                  100,000 shares @ $3.00

The original option contract will lapse December 31, 2000. On July 17, 2000 the Company's Board of Directors passed a resolution extending the exercise period to December 31, 2002, so that the issuable shares could be registered in a registration statement. The Company's contract with Potter expires on December 6, 2000.

--------------------------------------------------------------------------------
Item 6. Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------------------

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the "Selected Financial Data" and our financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results.

RESULTS OF OPERATIONS

We had a net loss of $2,725,775 (or $.15 per share) for the year ended July 31, 2000 compared to a net loss of $1,516,144(or $.11 per share) for the year ended July 31, 1999. The increase in net loss was primarily attributable to the increase in selling, general and administrative expenses, as described below.

Gross profit for the year ended July 31, 2000 was $128,812 (38% of sales) compared to $76,662 (24%) for the year ended July 31, 1999. The cost of sales for fiscal year 2000 consisted primarily of units sold and airtime sold while costs of sales for 1999 were attributable to the costs of joint product development that were not necessarily a true indication of the cost of the product sold.

Selling, general and administrative expenses were $2,611,054 for the year ended July 31, 2000 compared to $1,544,734 for the year ended July 31, 1999. The increase in selling, general and administrative expenses is due to stock options issued to key officers and directors, resulting in a compensation charge of $1,048,670 for the year ended July 31, 2000.

We earned $341,418 from sales revenue in 2000 compared to $320,685 in 1999. The revenue was derived primarily from the sale of hardware and airtime to new and existing customers.

As of July 31, 2000, we had available income tax operating loss carryforwards of $8,610,987, tax credits of $21,379 and capital loss carryforwards of $2,328,670 that can be used to offset future taxable income, subject to certain restrictions based on significant ownership changes.

EFFECTS OF INFLATION

We believe that our revenues and results of operations have not been significantly affected by inflation during the three years ended July 31, 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We understand that cash equivalents on hand at July 31, 2000 are not adequate to meet even our short-term capital needs. AMCI continues to have negative working capital of $854,772 and a deficiency in assets of approximately $555,575 for fiscal year 2000 and $801,095 for fiscal year 1999. Due to our focus on product development, we have not been profitable since our re-organization in 1998. We expect this to continue as we are still firmly committed to new product and service development. Although our forward-looking business plan calls for a continual increase in sales of developed products, we are also planning for increased development costs that will not be offset by increased revenue in the near future.

To fund our operations we will need to pursue additional sources of cash in the short term. As of July 31, 2000, we had cash and cash equivalents of about $105,000. Such funds are not sufficient to cover our current operating expenses. Our revenues are not estimated to cover expenses until June, 2001 and in the interim we will need an additional $2 million in capital funding. Although we received $675,000, subsequent to July 31, 2000, from Series 1 Convertible Notes and $284,500 in the form of unsecured notes, the availability of other sources of cash may, or may not, materialize and thus, present a significant risk to us that we will exhaust our financial resources in the short term, with no ability to pay for ongoing operational expenses, before the our revenues can be developed to adequately cover our expenses.

We purchase major components for our products from limited sources. The continued financial viability of each of these companies will significantly determine our future. Because our technology is dependant on our two major suppliers, the discontinuance of operations of either one could have a significant negative impact on the deliverability of our products. Because of the "new" nature of this product line, each of our suppliers must also be considered "start-up" in nature, and also subject to the volatility and risk that comes with a start-up business.

On September 15, 2000, ORBCOMM filed for Chapter 11 bankruptcy protection. We believe this will not materially affect our relationship with ORBCOMM. We have, however, entered into a VAR agreement with Vistar Datacom to distribute their satellite based products.

We have no material commitments for capital expenditures and expect no significant changes in the number of employees. We will continue to out-source production and manufacturing and major marketing efforts will be performed by the officers and directors in their capacity as consultants.

From September 1999 through March 2000, we conducted a private offering consisting of 3,080,001 shares of our unregistered common stock in the manner and in reliance upon Regulation D, Rule 506, to total of 28 accredited investors. The unregistered common shares were offered and sold at a purchase price of $.25 per share for an aggregate of $770,000 in proceeds to the Company. Each stock purchase included a warrant to purchase an equivalent number of additional common shares of the Company for $.25 per share.

On July 31, 2000 the Company issued 50,000 shares to an individual investor for $1.00 per share. Each of the shares issued carries a warrant to purchase one additional share of the Company's common stock for $1.00.

On April 7, 2000 and July 7, 2000, the Company sold two Series 1 Convertible Promissory Notes to a private accredited investor in the amounts of $502,500 and $300,000 respectively, in the aggregate amount of $802,500, bearing 10 percent interest per annum. Upon conversion of the two notes into common stock of the company pursuant to the terms of the notes, an aggregate of 855,441 shares were issued. The private investor also holds warrants for the purchase of up to 855,441 additional shares at exercise prices from $0.85 to $1.00 per share.

On June 8, 2000 American Millennium Corporation, Inc. entered into an option agreement with six private investors. Pursuant to the terms of the agreement, the investors, for consideration of $100,000, may purchase an entitlement to purchase from the Company options and warrants exercisable up to an aggregate of 8,000,000 newly issued restricted shares (constituting approximately 25% of the Company as of June 8, 2000 on a fully diluted basis) of the Company's common capital stock, at exercise prices ranging from $1.00 to $5.25 per share. If the investors were to elect to exercise such rights in full, the total proceeds to the Company under agreement would be approximately $15,500,000 to $23,500,000 depending upon exercise periods. All share purchases pursuant to such purchase rights, whether pursuant to options or warrants, are for unregistered securities (i.e., governed by "Rule 144 restrictions") The shares purchased are to only be registered by the Company if a) the investors make their purchases in increments of $1.5 million or more, or (b) the investors purchase shares prior to the time that the Company is otherwise filing a registration statement for other shareholders or for "secondary offerings" (i.e., "piggy-back registration rights"). The investors are not obligated to purchase any shares from the Company and have the right to purchase all, or any portion of, the option shares. The investors are required to purchase the above described option package no later than November 22, 2000. The Company extended the initial option purchase fee, of which only $50,000 has been paid to date. The investors have until November 22, 2000, to pay the additional $50,000 option fee, subject to the discretion of the Company to extend the due date for the option fee.

Net cash used in operating activities was $1,276,401 for the year ended July 31, 2000 compared to $298,574 for the year ended July 31, 1999. The increase in net cash used in operating activities resulted primarily from increases in net loss.

Net cash used in investing activities was $307,971 for the year ended July 31, 2000 compared to $41,912 for the year ended July 31, 1999. The increase in net cash used in investing activities resulted primarily from increased capital expenditures for computer equipment, purchased software and office equipment.

Net cash provided by financing activities was $1,676,023 for the year ended July 31, 2000 compared to $352,546 for the year ended July 31, 1999. The increase in net cash provided by financing activities resulted primarily from the sale of securities to private investors pursuant to Regulation D, Rule 506.

As of November 1, 2000 officers of the Company advanced $139,500 and unrelated outside investors advanced $145,000 to us in the form of 30 day unsecured notes bearing interest at the rate of 11% per annum.

IMPACT OF THE YEAR 2000 ON OUR INFORMATION TECHNOLOGY SYSTEMS

The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. We have previously conducted an assessment of our key computer systems and software applications to ensure that the integrity and accuracy of our computer systems, embedded systems and software applications that contain date sensitive operations or that involve date processing. To date we have upgraded our accounting software (accounts receivable, accounts payable and general ledger) to be Y2K compliant.

Based on our experience through July 31, 2000, we believe the cost of addressing the Year 2000 has not had a material impact on our financial position or results of operation.

--------------------------------------------------------------------------------
Item 7. Financial Statements.
--------------------------------------------------------------------------------
Our consolidated financial statements in response to this item are as follows:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


INDEPENDENT AUDITOR'S REPORT                                             F - 2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                         F - 3

     Consolidated Statements of Operations                               F - 4

     Consolidated Statements of Deficiency in Assets                     F - 5

     Consolidated Statements of Cash Flows                               F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F - 7 to F - 16

[LOGO]
Dohan and Company                                  7700 North Kendall Drive, 204
Certified Public Accountants                       Miami, Florida     33156-7564
A Professional Association                         Telephone      (305) 274-1366
                                                   Facsimile      (305) 274-1368
                                                   E-mail         info@uscpa.com
                                                   Internet        www.uscpa.com

                           INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
American Millennium Corporation, Inc. and subsidiary
Golden, Colorado

We have audited the accompanying consolidated balance sheets of American Millennium Corporation, Inc. and subsidiary as of July 31, 2000 and 1999, and the related consolidated statements of operations, deficiency in assets and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Millennium Corporation, Inc. and subsidiary at July 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                              /s/ Dohan and Company, P.A.
                                                  Certified Public Accountants

Miami, Florida
September 9, 2000, except as to
  Note 15, which is November 9, 2000


Member:
Florida Institute of Certified Public Accountants
American  Institute of Certified Public  Accountants - Private Companies and SEC
  Practice Sections
SC International - Offices in Principal Cities World-Wide                 [LOGO]

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
July 31,                                                   2000        1999
-----------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..........................  $ 105,148 $    13,236
  Accounts receivable, less allowance for doubtful
    accounts of $1,564 and $640 ......................     23,899      20,365
  Inventories ........................................     21,161       5,975
  Prepaid expenses ...................................     41,514        --
  Discount on issuance of debt........................     41,875        --
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS .................................    233,597      39,576
-----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET ..........................    154,714      68,365
-----------------------------------------------------------------------------
OTHER ASSETS
  Long-term portion of non-compete agreement .........    138,639        --
  Available-for-sale equity security .................     14,390      14,390
  Security deposits ..................................      7,407       2,653
  Other assets .......................................        760        --
  Deferred income tax asset, less valuation
    allowance of $3,385,497 and $2,928,303 ...........       --          --
-----------------------------------------------------------------------------
TOTAL OTHER ASSETS ...................................    161,196      17,043
-----------------------------------------------------------------------------
TOTAL ASSETS .........................................$   549,507 $   124,984
=============================================================================

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable ....................................$  226,792 $   172,265
  Accrued payroll and related taxes ...................    44,149      89,908
  Accrued liabilities .................................   468,827     321,667
  Current portion of capitalized lease obligations ....    24,473      10,664
  Notes payable to officers ...........................   210,992      91,970
  Notes payable to related parties ....................    62,285      69,885
  Note payable to shareholder .........................    25,899      45,647
  Advances from officers ..............................    24,952      38,665
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ............................. 1,088,369     840,671

LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS ....    16,713      17,678
-----------------------------------------------------------------------------
TOTAL LIABILITIES ....................................  1,105,082     858,349
-----------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 3,8,11 AND 13)

DEFICIENCY IN ASSETS
  Preferred stock, 10,000,000 shares authorized;
    none issued                                              --          --
  Common stock, $.001 par value, 60,000,000 shares
    authorized; 21,402,284 and 16,403,472 shares
    issued and outstanding ...........................     21,402      16,404
  Additional paid-in capital ......................... 14,099,236  11,200,669
  Accumulated deficit.................................(14,687,563)(11,961,788)
  Accumulated other comprehensive income .............     11,350      11,350
-----------------------------------------------------------------------------
TOTAL DEFICIENCY IN ASSETS ...........................   (555,575)   (733,365)
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS ...........$   549,507 $   124,984
=============================================================================
See accompanying notes.
                                       F-3

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------
For the Years Ended July 31,                                2000        1999
------------------------------------------------------------------------------
REVENUES..............................................$   341,418 $    320,685
COST OF REVENUES .....................................    212,606      244,023
------------------------------------------------------------------------------
GROSS PROFIT..........................................    128,812       76,662
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............  1,273,153      966,683
  Consulting - others ................................    135,641       80,838
  Professional .......................................    184,574      269,632
  Employee salaries ..................................    423,171         --
  Employee benefits and payroll taxes ................     59,855         --
  Research and development ...........................    136,507        5,384
  Travel .............................................    110,315       84,765
  Telephone and utilities ............................     46,529       51,782
  Depreciation and amortization ......................     16,688       12,860
  Other ..............................................    224,621       72,790
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...  2,611,054    1,544,734
------------------------------------------------------------------------------
LOSS FROM OPERATIONS ................................. (2,482,242)  (1,468,072)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
  Litigation settlement ..............................       --        (20,000)
  Interest expense ...................................   (148,208)     ( 7,057)
  Amortization of loan costs .........................   (109,647)        --
  Loss on disposal of property and equipment .........    (25,689)     (38,707)
  Miscellaneous income ...............................     40,011        6,342
------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES) ........................   (243,533)     (59,422)
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES ............................. (2,725,775)  (1,527,494)
INCOME TAXES .........................................       --          --
------------------------------------------------------------------------------
NET LOSS ............................................. (2,725,775)  (1,527,494)
------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME
  Unrealized gain on available-for-sale
    equity security ..................................       --         11,350
------------------------------------------------------------------------------
COMPREHENSIVE LOSS ...................................$(2,725,775) $(1,516,144)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........     $(0.15)      $(0.11)
==============================================================================
BASIC AND DILUTED COMPREHENSIVE LOSS PER COMMON SHARE      $(0.15)      $(0.11)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) ................................. 18,218,392  14,215,132
==============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS
FOR THE YEARS ENDED JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------
                                                                     Accumulated
                                   Additional                              Total
                  Common Stock     Paid-in     Accumulated            Deficiency
Description    Shares     Amount   Capital     Deficit      Other      in Assets
--------------------------------------------------------------------------------
Balance -
July 31, 1998 12,329,514 $12,330 $10,157,121   $(10,434,294)$( 8,000)$ (272,843)

Common stock
 exchanged for
 services        174,958     175     153,307           --       --      153,482
Common stock
 issued under
 employee stock
 incentive
 plan          1,775,000   1,775     378,075           --       --      379,850
Cancellation of
 treasury stock     --      --        (8,000)          --      8,000       --
Common stock
 assigned
 from Global
 Investments
 for debt
 reduction       591,000     591        (591)          --       --         --
Common stock
 issued for
 compensation  1,033,000   1,033     311,457           --       --      312,490
Sale of common
 stock           200,000     200      99,800           --       --      100,000
Common stock
 issued for
 loan repayment  300,000     300     109,500           --       --      109,800
Other comprehensive income:
 Change in
  unrealized gain
  on security available-
  for-sale,
  net of tax        --       --         --             --     11,350     11,350
Net loss for
 the year           --       --         --       (1,527,494)    --   (1,527,494)
--------------------------------------------------------------------------------
Balance -
July 31, 1999 16,403,472   16,404 11,200,669    (11,961,788)  11,350   (733,365)

Sale of
 common stock  3,130,001    3,130    713,520           --       --      716,650
Common stock
 issued for
  interest        25,000       25      6,225           --       --        6,250
Common stock
 issued for
 compensation    200,000      200      72,300          --       --       72,500
Common stock
 exchanged for
 services        165,200      165      87,365          --       --       87,530
Common stock
 exchanged for
 100% ownership
 in CompuGraphics
 Corp.           600,000      600         --           --       --          600
Common stock
 issued for
 payment of
 accounts
 payable          23,170       23       19,440         --       --       19,463
Conversion of
 debt to equity  855,441      855      951,646         --       --      952,501
Stock options
 issued for
 services           --       --      1,048,670         --       --    1,048,670
Net loss for
 the year           --       --           --     (2,725,775)    --   (2,725,775)
--------------------------------------------------------------------------------
Balance -
July 31, 2000 21,402,284  $21,402  $14,099,236 $(14,687,563) $11,350 $ (555,575)
================================================================================
See accompanying notes.
                                       F-5

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
For the Years Ended July 31,                                2000        1999
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) ........................................$(2,725,775) $(1,527,494)
      Adjustments to reconcile net (loss) to net
        cash used used by operating activities:
        Depreciation and amortization .................     17,798       14,995
        Amortization of loan costs.....................    109,647         --
        Provision for bad debts .......................      1,564          640
        Loss on disposal of property and equipment ....     25,689       38,707
        Common stock exchanged for services ...........     87,530      153,482
        Common stock issued under employee stock
          incentive plan ..............................       --        379,850
        Stock options issued in consideration for past
          services ....................................  1,048,670         --
        Common stock issued for compensation ..........     72,500      312,490
        Note payable issued for compensation ..........       --         15,000
     (Increase) decrease in assets:
        Accounts receivable ...........................     (5,098)     (21,005)
        Inventory .....................................    (15,186)      (5,975)
        Prepaid expenses ..............................     (6,514)      40,375
        Other current assets ..........................    (42,893)     (14,003)
      Increase (decrease) in liabilities:
        Accounts payable ..............................     54,527       50,966
        Accrued payroll and related taxes .............    (45,759)     (76,597)
        Accrued liabilities ...........................    147,160      339,995
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES ................. (1,276,140)    (298,574)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts
   Proceeds from disposal of property and equipment ...      1,700         --
--------------------------------------------------------------------------------
RECEIPTS FROM INVESTING ACTIVITIES ....................      1,700         --
--------------------------------------------------------------------------------
 Disbursements
   Acquisition of property and equipment ..............   (129,157)     (41,912)
   Acquisition of non-compete agreement ...............   (175,000)        --
   Additional security deposits and other .............   (  5,514)        --
--------------------------------------------------------------------------------
DISBURSEMENTS FROM INVESTING ACTIVITIES ...............   (309,671)     (41,912)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES .................   (307,971)     (41,912)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
   Proceeds from advances by officers ..................      --         38,665
   Proceeds from notes payable to officers .............   150,000       40,792
   Proceeds from related parties contributed to capital       --           --
   Proceeds from related parties, net ..................     9,000      166,385
   Proceeds from note payable stockholder ..............       200       12,000
   Proceeds from issuance of common stock, net ......... 1,585,218      100,000
   Proceeds from capitalized leases ....................    13,809         --
--------------------------------------------------------------------------------
RECEIPTS FROM FINANCING ACTIVITIES ..................... 1,758,227      357,842
--------------------------------------------------------------------------------
Disbursements
   Payments on notes due stockholder ...................   (19,948)        --
   Payments on notes due related parties ...............   (16,600)        --
   Payments on advances by officers, net ...............   (13,713)      (5,296)
   Payments on notes payable to officers ...............   (30,978)        --
   Payments on capitalized leases ......................      (965)        --
--------------------------------------------------------------------------------
DISBURSEMENTS FROM FINANCING ACTIVITIES ................   (82,204)      (5,296)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .............. 1,676,023      352,546
--------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..............    91,912       12,060

CASH AND CASH EQUIVALENTS - BEGINNING ..................    13,236        1,176
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING .....................$  105,148  $    13,236
================================================================================
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for:
     Interest ..........................................$    5,471  $     2,039
     Income taxes ......................................$    --     $      --

   In addition to amounts reflected above, common stock was issued for:
     Notes payable to related parties ..................$    --     $    96,500
     Note payable to officer ...........................$    --     $    19,300
     Advances to officer reduced accrued liabilities ...$   52,500  $    65,921
     Equipment was exchanged for debt reduction ........$    --     $     6,000
     Reduction of accounts payable .....................$   19,463  $      --
================================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2000 AND 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY American Millennium Corporation, Inc. (Company), a New Mexico corporation, was organized in 1979 and has provided engineering services relating to research and development activities for outside parties as well as internal product development. The Company has developed various proprietary and patented technologies for industrial and consumer application.

BUSINESS COMBINATION A controlling interest (79.3%) of American Millennium Corporation, a Delaware corporation, was acquired in October 1997. The remaining interest in American Millennium Corporation was acquired under an Agreement and Plan of Merger dated May 27, 1998, when the companies merged, with the parent as the surviving corporation. Upon completion of the merger, the Company changed its name from Energy Optics, Inc. to American Millennium Corporation, Inc.

NATURE OF OPERATIONS Since the merger, operations have been focused primarily on hardware and software combinations to facilitate timely, accurate and cost effective one-way and two-way monitoring of information. This is achieved through a variety of platforms including satellite, cellular, various radio frequency protocols and wireline.

BASIS OF PRESENTATION The accompanying consolidated financial statements include the accounts of American Millennium Corporation, Inc. (AMCI) and its wholly-owned subsidiary, CompuGraphics Corporation (CompuGraphics). All significant intercompany accounts and transactions of American Millennium Corporation, Inc., and Subsidiary (the Company) for the periods presented have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

INVENTORIES Inventories consist of Subscriber Communicators and related parts. Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

PROPERTY AND EQUIPMENT Property and equipment is stated at cost. Depreciation of equipment is provided over estimated useful lives ranging from five years to seven years, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Gains and losses on disposition of property and equipment are included in income as realized.

AVAILABLE-FOR-SALE EQUITY SECURITIES The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity securities." This statement requires securities that are available for sale to be carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

INCOME TAXES Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns. Current and deferred taxes are allocated to members of the consolidated group by applying FASB Statement No. 109 to each member as if it were a separate taxpayer.

INCOME TAX CREDITS Income tax credits will be recognized as a reduction of the provision for income taxes in the year in which utilized.

AMORTIZATION OF LOAN COSTS Loan costs incurred in the acquisition of indebtedness is amortized using the straight-line method over term of the respective debt instrument.

CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE Concentrations of credit risk with respect to receivables results from the fact that approximately 56% of accounts receivable at July 31, 2000, was due from two customers. Further, approximately 62% of revenues from the sale of products and services are to three customers.

Risks associated with industry concentrations are limited due to the wide variety of customers and markets into which the Company's products and services are provided, as well as their dispersion across many different geographic areas.

The Company is economically dependent on ORBCOMM USA, L.P. (ORBCOMM), which has filed for protection under Chapter 11 of the Federal Bankruptcy Act, and Vistar Datacom, for whom it is a value-added reseller. ORBCOMM and Vistar both provide satellite service for the Company's monitoring devices and are also the suppliers for the main component of the Company's Subscriber Communicators.

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

RECLASSIFICATIONS Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the 2000 financial statements.

RESEARCH AND DEVELOPMENT COSTS Research and development costs are expensed as incurred.

ADVERTISING Advertising costs are expensed as incurred.

COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after December 15, 1998, SOP 98-1 requires that costs incurred in the preliminary stage of a development project be expensed as incurred, and that subsequent costs be capitalized or expensed, depending on criteria defined within SOP 98-1 Capitalized costs should be amortized on a straight-line basis unless another systematic basis is more representative of the software's use.

BASIC NET LOSS PER COMMON SHARE Basic net loss per common share before discontinued operations and extraordinary items is computed by dividing the loss before discontinued operations and extraordinary items by the weighted average number of common shares outstanding during each period. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Available stock options at July 31,2000, were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share.

IMPAIRMENT OF LONG-LIVED ASSETS The Company follows FASB Statement No. 121
(SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that impairment losses are to be recorded when long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of the carrying amount or the fair value less cost to sell.

COMPREHENSIVE INCOME The Company has previously adopted FASB Statement No. 130 (SFAS 130) "Reporting Comprehensive Income". This statement establishes standards for reporting of comprehensive income and its components (revenues, expenses, gains, losses) in financial statements and requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of the unrealized gain on marketable securities and is presented in the Statements of Deficiency in Assets. The adoption of SFAS 130 had no impact on the Company's net income or total shareholders' equity.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES The Company has adopted FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

RECLASSIFICATIONS Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation of the current year consolidated financial statements. Additionally, retroactive effect has been given to the merger for purposes of comparative consolidated financial statement presentation.

NOTE 2. RELATED PARTY TRANSACTIONS

ADVANCES Notes payable to officers at July 31, 2000 and 1999, were $235,944 and $130,635, respectively. These notes are unsecured, due at various dates through July 31, 2001, and provide for annual interest at 6%. For the year ended July 31, 2000, officers of the Company advanced funds to the Company totaling $150,000.

Notes payable to parties related by virtue of common control at July 31, 2000 and July 31, 1999 were $62,285 and $69,885, respectively. These notes are unsecured, due at various dates through July 31, 2001, and provide for annual interest at 6%. For the year ended July 31, 2000, related parties of the Company advanced funds to the Company totaling $9,000.

STOCK FOR SERVICES Common stock issued to related parties are shares that have been recorded using the lower of the average price on the date issued or maximum offering price unless a value was otherwise stated, subject to a certain discounts.

On August 13, 1999, the Board of Directors authorized the issuance of 165,000 shares of S8 free trading common stock. 100,000 shares of were given to one officer of the company for services to be rendered, and 65,000 shares were paid to a consultant in settlement of an outstanding liability in the amount of $13,000. The stock was valued at $33,000.

Effective February 29, 2000 the corporate secretary resigned. The Board of Directors authorized the issuance of 100,000 shares of restricted common stock of the company valued at $52,500 and a cash payment of $17,500 in settlement of accrued compensation and out-of-pocket expenses.

NOTE 3.  BUSINESS COMBINATION

On July 18, 2000, the Company completed a merger with CompuGraphics Corporation by exchanging 600,000 shares of its common stock for all of the common stock of CompuGraphics. The merger has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of CompuGraphics.

Prior to the merger CompuGraphics' fiscal year ended on December 31. In recording the business combination, CompuGraphics prior period financial statements have been restated to conform with the Company's year end. The effects of conforming CompuGraphics accounting policies to those of the Company were not material.

NOTE 4. SEGMENTS AND RELATED INFORMATION

During the current year, the Company adopted FASB Statement No. 131 (SFAS No.
131), "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments.

The Company's two business segments have separate management teams and infrastructures that offer different services. They are managed separately because each business segment provides different unrelated services. The Company's two business segments are:

(1) AMCI providing hardware and software combinations to facilitate timely, accurate and cost effective one-way and two-way monitoring of information

(2) CompuGraphics becoming an Applications Service Provider, referred to as an ASP, that will provide high value software and additional services through the Internet.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units.

The following segment information includes allocations of certain costs, including overhead and shared services which are allocated based on revenues, payroll and other factors. These agreed-upon amounts between the segments may differ from amounts that would be negotiated in an arms-length transaction.

Year ended July 31, 2000    AMCI        Compugraphics          Total
-------------------------------------------------------------------------------
Revenues earned -
  External customers    $  118,322      $   223,096          $   341,418
  Intersegment          $     -         $    -               $      -
-------------------------------------------------------------------------------
  Total revenues earned $  118,322      $   223,096          $   341,418
===============================================================================
Gross margins           $(  10,103)     $   138,915          $   128,812
===============================================================================
Operating (loss) income $(2,743,817)    $    18,042          $(2,725,775)
===============================================================================
Depreciation and
  amortization          $    14,290    $     3,508           $   17,798
===============================================================================
Interest expense        $   134,922    $    10,390           $  145,312
===============================================================================
Total assets            $   531,909    $    17,598           $  549,507
===============================================================================
Capital expenditures    $   127,817    $     1,340           $  129,157
===============================================================================

Year ended July 31, 1999    AMCI        Compugraphics          Total
-------------------------------------------------------------------------------
Revenues earned -
  External customers    $   127,366    $   193,319           $  320,685
  Intersegment          $      -       $      -              $      -
-------------------------------------------------------------------------------
  Total revenues earned $   127,366    $   193,319           $  320,685
===============================================================================
Gross margins           $    29,186    $    47,476           $   76,662
===============================================================================
Operating (loss)        $(1,508,915)   $   (18,579)          $(1,527,494)
===============================================================================
Depreciation and
  amortization          $    11,204    $     1,850           $    13,054
===============================================================================
Interest expense        $     3,204    $     3,853           $     7,057
===============================================================================
Total assets            $   100,010    $    24,974           $   124,984
===============================================================================
Capital expenditures    $    26,148    $    15,764           $    41,912
===============================================================================

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                           2000         1999
-----------------------------------------------------------------------------
  Office furniture and equipment                       $ 139,059   $   62,429
  Demonstrator Subscriber Communicators                   30,754       15,379
  Subscriber Communicators leased to customer              7,768        7,768
  Transportation equipment                                  --           --
-----------------------------------------------------------------------------
                                                         177,581       85,576
  Accumulated depreciation                            (   22,867)  (   17,211)
-----------------------------------------------------------------------------
  Property and equipment, net                          $ 154,714   $   68,365
=============================================================================

Depreciation expense for the years ending July 31, 2000 and 1999, amounted to $15,419 and $15,188, respectively. Of these amounts, $14,309 and $14,994 are included in other selling, general and administrative expenses for July 31, 2000 and 1999, respectively; and $1,109 and $194 are included in cost of revenues for July 31, 2000 and July 31, 1999, respectively.

NOTE 6.  AVAILABLE-FOR-SALE EQUITY SECURITY

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

                        Estimated         Gross Unrealized
                        Fair Value              Gain          Historical Cost
-----------------------------------------------------------------------------
3,040 common shares
Archibald Brothers
Fine Beverages, Inc.    $  14,390             $  11,350               $ 3,040
=============================================================================

In addition to the 30,400 shares of Archibald's common stock already owned, the Company has options to purchase up to 69,600 shares of common stock at $1 on or before October 31, 2001.

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued liabilities consisted of the following:
                                                            2000        1999
-----------------------------------------------------------------------------
    Professional fees                                  $  133,874   $  42,910
    Consulting - officers                                 326,953     252,894
    Royalties                                                --         5,862
    Settlement                                              8,000      20,000
 -----------------------------------------------------------------------------
                                                       $  468,827   $ 321,666
=============================================================================

NOTE 8.  COMMON STOCK

STOCK ISSUED FOR SERVICES During the year ended July 31, 2000, the Company issued 123,370 shares of unregistered common stock pursuant to a Consultant Services Plan. The Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974 and is not qualified under Sec. 401 of the Internal Revenue Code of 1986, as amended. Shares have been recorded using the lower of the average price on the date issued or maximum offering price unless a value was otherwise stated.

On April 27, 2000, the Company entered into an agreement with The Charterbridge Financial Group, Inc. for consultation services in connection with new business opportunities and promotion of the Company to the public. The agreement calls for the issuance of 70,000 unregistered shares of the Company's common stock each quarter along with a monthly cash payment of $4,500. In April of 2000, 70,000 unregistered shares of the Company's common stock valued at $70,000 were issued to various employees of the Charterbridge Financial Group, under the Consultant Services Plan. In October of 2000, the Company terminated the services to be provided by that company. 70,000 shares of the Company's unregistered common stock and a cash payment of $13,500 are to be paid by the Company in settlement of the agreement.

During fiscal year 2000, the Company issued a total of 53,370 unregistered shares of common stock under the Consultant Services Plan as compensation for services to various consultants valued at $23,993.

In an April 7, 2000 Resolution, the Board approved the issuance to Baker, Johnston & Wilson LLP, for professional services rendered as transaction counsel for the Series 1 Convertible Notes, a Common Stock Purchase Warrant to acquire up to 10,000 shares of the Common Stock of the Company for an exercise price of $1.00 per share.

See Note 3 for stock issued for services to related parties.

SALE OF COMMON STOCK On February 1, 2000, the Board of Directors authorized the issuance of 100,000 shares of restricted common stock to one investor pursuant to a private offering made in accordance with the exemption from registration under Regulation D, Rule 506 of the Securities Act of 1933. The Company received net proceeds of $22,220 from the sale of these shares after issuance costs of $2,780.

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

The Company issued a total of 3,080,000 shares of stock pursuant to the Regulation D, Rule 506 offering. Each of these shares issued carries a warrant to purchase one additional share of the Company's common stock for $.25 per share. The warrants expire 5 years from the date of the purchase of the original shares.

On July 31, 2000 the Company issued 50,000 shares to an individual investor for $1.00 per share. Each of the shares issued carries a warrant to purchase one additional share of the Company's common stock for $1.00.

STOCK OPTIONS On July 18, 2000, the Board of Directors granted to various officers and directors of the Company stock options in consideration for past services to the Company. At July 31, 2000, there were 1,821,875 shares under option at an exercise price of $.19 per share which expire on January 14, 2004. The options vest immediately upon grant and shall be exercisable commencing January 15, 2001. Compensation expense of $1,048,671 has been recognized in the current fiscal year relating to the granting of these options.

Pursuant to employment agreements entered into during fiscal year 2000, certain employees were granted options to purchase the Company's common stock at $1.00 per share, which was less than 100% of the market price on the dates the options were granted. Accordingly, no compensation expense has been recorded in the current fiscal year relating to these options. The options vest after one year of service and have a maximum term of 3 years. At July 31, 2000, 1,045,000 shares were reserved for future issuance under the plan.

On June 8, 2000, the Company entered into an option agreement with six private investors. Pursuant to the terms of the agreement, the investors will have rights to purchase from the Company options and warrants up to an aggregate of 8,000,000 newly issued shares of the Company's common capital stock, at prices ranging from $1.00 to $5.25 per share. The option agreement originally expired on August 8, 2000, and has been extended three times until November 22, 2000.

On June 12, 2000, a convertible note of approximately $802,500 was converted into unregistered common shares of the Company. 502,00 shares were converted at $1.00 per share and 352,941 shares were converted at $.85 per share. Each of the shares converted carried a warrant to purchase one additional share of common stock at the respective conversion price. The warrants expire 3 years from the date of the purchase of the original shares.

NOTE 9. EMPLOYEE STOCK INCENTIVE PLAN

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

Although the plan was approved by the Board of Directors and the first increment of stock issuances has been made, this plan has not yet been formalized. On January 12, 2000, the Board of Directors rescinded the ESIP and no further restricted common stock of the company will be issued under the provisions of the plan.

NOTE 10. INCOME TAXES

Deferred income taxes and benefits for 2000 and 1999 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 35%) of these temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                         Current
                                                         Period
                                            1999         Changes          2000
-----------------------------------------------------------------------------
Deferred tax assets:
Accrued officers' compensation        $    88,513     $  25,923  $    114,436
Excess tax depreciation
 over book depreciation                      --            --            --
Net operating loss carryforwards        2,466,905       546,940     3,013,845
Capital loss carryforwards                815,035          -          815,035
-----------------------------------------------------------------------------
                                        2,905,420       465,033     3,943,316
Investment credit carryforwards             4,923        (1,087)        3,836
Research credit carryforwards              17,543          --          17,543
-----------------------------------------------------------------------------
                                        3,392,919       464,616     3,964,695
Valuation allowance                    (3,385,497)     (457,194)   (3,950,273)
-----------------------------------------------------------------------------
Deferred tax asset                    $     7,422     $    --     $    14,422
-----------------------------------------------------------------------------
Deferred tax liabilities:
Unrealized gain on
 available-for-sale security          $     3,973     $    --     $     3,973
Excess book depreciation over
 tax depreciation                           3,499         7,000        10,449
-----------------------------------------------------------------------------
Deferred tax liability                      7,422          --          14,422
-----------------------------------------------------------------------------
Net deferred tax asset (liability)    $      -        $    --     $      --
=============================================================================

For the year ended July 31, 2000, a $???NONE net operating loss expired, while the Company generated, for U.S. income tax purposes, a net operating loss of approximately $1,562,687, resulting in a total loss carryforward of $8,610,987. Capital loss carryforwards at July 31, 2000, were $2,328,670. These loss carryforwards expire at various dates through the year 2019.

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

For the year ended July 31, 2000, tax credits of $1,087 expired. Remaining tax credits total $21,379 which expire at various dates through 2005. As a result of significant changes in ownership as defined in Section 383 of the Internal Revenue Code, the Company's ability to utilize tax credits available before the ownership change will be limited.

NOTE 11. OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs and the Company realized substantial losses on discontinued operations. As a result, the Company has incurred operating losses of $2,723,022 and $1,519,450 for the years ending July 31, 2000 and 1999, respectively.

In addition, the Company has used substantial working capital in its operations. As of July 31, 2000 and 1999, current liabilities exceed current assets by $716,136 and $801,294, respectively. Cash used by operations for the years ended July 31, 2000 and 1999, amounted to $1,439,490 and $298,574, respectively.

Sales are expected to fund day-to-day operations and marketing activities related to digital, wireless and wireline communications endeavors. Management plans to raise additional capital by further issuance of the Company's common stock through the private offering of stock under Regulation D, Rule 506, an additional offering to the public under Form SB-2 and other capital instruments.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 12. NOTES PAYABLE

On April 7, 2000 the Company entered into the Series 1 Convertible Note Purchase Agreement (the "Agreement"). The agreement calls for the issuance of $1,000,000 of convertible notes. The notes are convertible after 120 days following the closing into 1,000,000 shares of the Company's common stock, at a conversion price of $1.00 per share.

In connection with this indebtedness agreement, the Company issued a detachable warrant with permits the holder to purchase 1,000,000 shares of the Company's common stock for $1.00 per share. The term of this warrant is for a period of 3 years from the date of grant.

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

The Agreement was subsequently amended on June 12, 2000 to permit early conversion (See Note 8).

NOTE 13. COMMITMENTS AND CONTINGENCIES

LITIGATION In August 1997, as part of a Stock and Asset Purchase Agreement, the Company issued 400,000 restricted shares of common stock to each of two individuals. The agreement was amended in October 1997, to reflect a lower valuation of the assets to be acquired in exchange for the common stock issued. Accordingly, it was necessary to reduce the number of shares to which these two individuals were entitled to 117,275 shares each. A letter was sent to the individuals requesting the return of the original shares in exchange for issuance of the appropriate number of shares. The original shares were returned on February 11, 2000 and the appropriate number of shares were issued on the same date.

On November 25, 1997, the Company executed an Equipment Lease Agreement with AT&T Capital Leasing Services, Inc. (AT&T). The term of the agreement was 60 months. The Company made only three payments and on October 20, 1998, AT&T repossessed the equipment. There was a claim against the Company for the balance due and owing under the Equipment Lease Agreement in the sum of $44,607. A settlement agreement was entered into on February 23, 2000 for $20,000 in full satisfaction of the claim. Accordingly, the Company has recorded an accrued liability of $20,000. As of July 31, 2000 the Company owes a remaining balance of $8,000 on this settlement.

OPERATING LEASES The Company's corporate headquarters are located in a 4,400 square foot facility in Golden, Colorado. Under the terms of a lease agreement dated December 8, 1999, the Company is to occupy the Golden offices for a term of 36 months beginning the first day of December 1999, with a monthly rent of $4,400. The Company's President and CEO operates out of an executive suite in Houston, Texas. This lease expires in November of 2000.

The Company also leases office equipment under non-cancelable lease expiring March 2003, with a monthly payment of $121.

Future minimum lease payments under all operating leases for years subsequent to July 31 are as follows:

          2000                                                   $   55,947
          2001                                                       54,225
          2002                                                       18,447
                                                                 ----------
                                                                 $  128,619
                                                                 ==========
Total rent expense was $46,335 and $15,762 for the years ended July 31, 2000 and 1999, respectively.

CAPITAL LEASES The Company leases certain computer and office equipment. The leases include options for renewal or purchase and contain clauses for payment of property taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Capital lease obligations consisted of the following:

                                                            2000       1999
                                                      -----------   ---------
Lease payments, payable in monthly installments
   totaling $2,789 and $1,118, respectively,
   inclusive of imputed interest at a rate
   of 11.6%, maturing at various dates
   through July 2004.                                $  41,186     $  28,342

Current obligations under capital leases             (  24,473)    (  10,664)
                                                     ---------     ---------
Long-term obligations under capital leases           $  16,713     $  17,678
                                                     =========     =========

Future minimum lease payments under capital leases for years subsequent to July 31, are as follows:

          2000                                                   $   27,813
          2001                                                       10,471
          2002                                                        4,583
          2003                                                        4,201
                                                                 ----------
                                                                 $   47,068
          Amount representing interest                           (    5,882)
                                                                 ----------
          Present value of future minimum lease payments         $   41,186
                                                                 ==========

SELF-INSURANCE The Company carries a $100,000 policy for general liability and property insurance. The Company has not obtained product liability insurance to date due to the cost of such insurance. ORBCOMM and Vistar provide one-year warranties on the Subscriber Communicators which is passed along to the customer. Management presently believes that there is no material risk of loss to the Company from product liability claims against the Company as a distributor.

YEAR 2000 The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company previously conducted an assessment of its key computer systems and software applications to ensure that the integrity and accuracy of our computer systems, embedded systems and software applications that contain date sensitive operations or that involve date processing. To date the Company has upgraded its accounting software (accounts receivable, accounts payable and general ledger) to be Y2K compliant.

Based on its experience through July 31, 2000, the Company believes the cost of addressing the Year 2000 has not had a material impact on the Company's financial position or results of operation.

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

NOTE 14.  SUBSEQUENT EVENTS - ADVANCES

During August, September and October of 2000, officers of the Company advanced $139,500 to the Company in the form of 30 day unsecured notes bearing interest at the rate of 11% per annum. During the same period, unrelated outside investors advanced $145,000 to the Company in the form of 30 day unsecured notes bearing interest at the rate of 11% per annum.

NOTE 15.  SUBSEQUENT EVENTS - CONVERTIBLE NOTES

Subsequent to July 31, 2000, the Company entered into a Series 1 Convertible Note Purchase Agreement providing for the offer, sale, issuance, and delivery of up to $675,000 in principal amount of Series 1 Convertible Notes with Purchase Warrants. In connection with the Closing under the Agreement, the Company shall issue $675,000 principal amount of Convertible Notes convertible into 750,000 shares of Common Stock of the Company at $.90 per share. With such Convertible Notes the Company will issue Purchase Warrants entitling the holder to purchase up to 750,000 shares of the Common Stock of the Company at an exercise price of $.90 per share.

Additionally, until May 9, 2001, the purchaser will have an option to purchase an additional Convertible Note under the same terms and conditions contained herein, except that the Company shall issue $600,000 principal amount of Convertible Notes convertible into 666,667 shares of Common Stock of the Company at $.90 per share. With such Convertible Notes the Company will issue Purchase Warrants entitling the holder thereof to purchase up to 666,667 shares of the Common Stock of the Company at an exercise price of $.90 per share.

On October 26, 2000, $25,000 was received, while $50,000 was received on October 30, 2000, and on November 9, 2000, the Company received $600,000 pursuant to this agreement.

--------------------------------------------------------------------------------
Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

None.


--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers, some of whom are also our directors are as follows:

NAME                TITLE/POSITION                          AGE
--------            -----------------------                 ------
Andrew F. Cauthen   Chief Executive Officer, President,     57
                                          Director
Stephen F. Watwood  Vice President of Business              51
                    Development, Director, Chairman of
                    the Board of Directors
Bruce R. Bacon      Vice President of Engineering, Chief    41
                    Technology Officer, Director
James C. Statham    Chief Operations Officers, Director     46
Shirley M. Harmon   Secretary                               53
Thomas W. Roberts   Treasurer                               50

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

Bruce R. Bacon, 41, Chief Technology Officer (CTO)/Vice President of Engineering/Director. Mr. Bacon holds a degree in Electrical Engineering from Montana State University where he was also a graduate research assistant in the field of semiconductor laser frequency stability and linewidth reduction. His most recent experience is that of lead design engineer at RadiSys Corporation where he was responsible for electrical system architecture design, writing specifications, digital and analog circuit design, prototype debug, design validation, and production release. He has broad experience in field service, customer technical support, in-house technical training, new product development, and manufacturing operations. Mr. Bacon's duties include oversight of manufacturing, field engineer for development of Subscriber Communicator, and senior project engineer for our initiative with satellite monitoring of rail, container, and petroleum assets in industry.

James C. Statham, 46, Chief Operations Officer (COO)/Director. Mr. Statham has been an independent businessman for over 20 years. He completed the Hotel and Restaurant administration curriculum at Florida State University and Leysin, Switzerland and subsequently owned and operated a restaurant from 1978 until 1989. In 1989, he formed S&H Foods, Inc., a specialty food company that operated a food processing plant that produced a gourmet specialty product sold to grocery chains, wholesale buying clubs, restaurants, and foodservice suppliers. In 1993, Mr. Statham was hired to assist in capital formation for various General Partnerships and Limited Liability Companies involved in a number of projects including wireless telecommunications, agribusiness, and food processing. Mr. Statham's duties include responsibility for public filings with he U.S. Securities and Exchange Commission, shareholder relation management, and acting as liaison between our Company and the broker/dealer community.

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

--------------------------------------------------------------------------------
Item 10. Executive Compensation.
--------------------------------------------------------------------------------

The following tables summarize the executive compensation earned or paid for services rendered for the fiscal years ended July 31, 2000, 1999 and 1998:


                                                Other Compensation       Total
                      Fiscal Year        Bonus  (1),(2)             (2)
Name and Principal Position       Salary

Andrew F. Cauthen            2000 120,000  --    14,500                 134,500
     President               1999  15,000  --      --                    15,000
     Chief Executive Officer 1998    --    --      --                      --

     Director
Steve Watwood                2000  96,000  --      --                    96,000
     VP Business Development 1999  98,001  --   186,500                 284,501
     Chairman of the Board   1998  78,000  --      --                    78,000
     Director

Bruce Bacon                  2000  96,000  --      --                    96,000
     VP of Engineering       1999  96,000  --   106,500                 202,500
     Chief Technology Officer1998  43,298  --      --                    43,298
     Director

Shirley Harmon               2000    --    --      --                      --
     Secretary               1999    --    --    13,313                  13,313
     Director                1998    --    --      --                      --

James Statham                2000  96,000  --      --                    96,000
     Chief Operations Officer1999  98,001  --   226,250                 324,251
     Director                1998  92,667  --      --                    92,667

All Executives as a Group    2000 408,000  --    14,500                 422,500
                             1999 307,002  --   532,563                 839,565
                             1998 213,965  --      --                   213,965

1. Includes the value of restricted common stock issued

2. Does not include the value of long-term compensation in the form of options issued to officers, included in the OPTIONS/SAR GRANTS table below.

Any increase in Officer compensation would be predicated on prevailing industry standards and the existing financial situation of the Company. The Board of Directors may authorize an increase in the compensation of the Company's executive officers without a vote of Shareholders.

We did not make any bonus cash payments to our executive officers; however, the Company may, in the future, develop programs which may include bonus payments.

The Company does not compensate its Directors for their participation. The Company does not provide for agreements with any of its executive officers. However, the Company may, in the future, need to compete for the services of its executive officers, at which time, the Board of Directors may adopt and require its executive officers to execute employment agreements.

OPTIONS/SAR GRANTS TABLE

The following options table reflects long-term compensation in the form of individual grants of stock options of the Company made during the last completed fiscal year to each of the named executive officers:

                                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                                (Individual Grants)
----------------- ------------------ ------------------- ----------- -----------
                                     Percent of Total
                  Number of          Options/SARs
                  Securities         Granted to          Exercise of
                  Underlying Options Employees in Fiscal Base Price
Officer           Granted (#)        Year                ($/Sh)         Exp Date
----------------- ------------------ ------------------- ----------- -----------
Andrew F. Cauthen 1,200,000          65.87%              $.19          1-14-2004

Shirley Harmon    50,000              2.74%              $.19          1-14-2004
----------------- ------------------ ------------------- ----------- -----------

EMPLOYMENT CONTRACTS

Directors and officers who are active in the management of AMCI are compensated as consultants under a Contract for Services, the effective date which coincides with our fiscal year end. These contracts are approved annually by the Board of Directors. Contracts in effect at July 31, 2000 and 1999, respectively, provided for annual compensation as follows:

                                                           2000           1999
                                                          ------         ------
Andrew F. Cauthen                                        $120,000          --
Stephen F. Watwood                                       $ 96,000       $96,000
James C. Statham                                         $ 96,000       $96,000
Bruce R. Bacon                                           $ 96,000       $96,000
Phyllis Watwood                                          $ 24,000       $25,500

On July 31, 2000, the above contracts were extended. The extensions run through July 31, 2001.

Andrew Cauthen became President and Chief Executive Officer on April 13, 1999. His two-year Employment Contract was approved by the Board of Directors on August 15, 1999. The contract provides for annual compensation of $120,000 for the first year and $180,000 for the second year. On August 5, 1999, we issued 100,000 shares of common stock for services provided but not covered under this contract.

On August 30, 1999, the Board of Directors authorized that, based upon funding, the accrued compensation of our officers, directors, and employees could be taken in our restricted common stock in lieu of cash at the individual's preference.

--------------------------------------------------------------------------------
Item 11. Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------------

The following table sets forth certain information known to the Company as of July 31, 2000, regarding ownership control of our common stock by each person who beneficially owns 5% or more of the our common stock, by each of our directors, and by all the officers and directors as a group.

                                     Amount of Shares      Percent Ownership of
Name and Address of                  of Common Stock,                     Class
Beneficial Owner                      par value .001,        Owned Beneficially

Andrew F. Cauthen                       1,275,385(1)                      5.96%
1600 Eldridge
Suite 808
Houston, TX  77041

Stephen F. Watwood                      1,805,333(2)                      8.07%
17835 RCR 29
Oak Creek, CO  80467

Bruce R. Bacon                            457,500                         2.14%
1001 8th Street
Golden, CO  80401

James R. Statham                          754,400                         3.52%
PO Box 181
Cedar Key, FL  32625

Shirley M. Harmon                          80,500                            *
1947 NW 102nd Blvd.
Wildwood, FL  34785

Harto Ltd.                              2,157,495                        10.08%
Victoria House
P.O. Box 1090
The Valley, Anguilla
BWI

Global Investments Ltd., Trustee        2,700,000                        12.62%
Victoria House
P.O. Box 1066
The Valley, Anguilla
BWI

Mali-Suisse Mining Holdings, S.A.       1,500,000                         7.01%
28 Old Brompton Road
Suite 1119
London, England  SW7 3DL

All Officers and Directors
  as a Group (5 persons)                4,373,118(3)                     20.43%

* Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

1. Includes an option for the purchase of 1,200,000 shares at a purchase price of $0.19 per share. Mr. Cauthen is the President, CEO, and a director of the Company.

2. Includes an option to Mr. Watwood's wife Phyllis Watwood for the purchase of 383,333 shares at a purchase price of $0.19 per share. Mr. Watwood is the Vice President of Business Development and the Chairman of the Board of Directors.

3. Includes options held by such officers and directors for the purchase of an aggregate of 1,633,333 shares at a purchase price of $0.19 per share.

--------------------------------------------------------------------------------
Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------------------------------
See footnote 3 of the 2000 Financial Statements included in this report.

--------------------------------------------------------------------------------
Item 13. Exhibits and Reports On Form 8-K.
--------------------------------------------------------------------------------

(A)  Exhibits
The following exhibits are filed with this report:
(3.1) Articles of Incorporation and Bylaws, as amended to date of this report (incorporated by reference Form 8-K filed June 11, 1998, File No. 000-10841-D) (3.2) Agreement and Plan of Merger dated May 27, 1998 (incorporated by reference Form 8-K filed June 11, 1998, File No. 000-10841-D)
(27) Financial Data Schedule

(B)  No reports were filed on Form 8-K for the quarter ended July 31, 2000.

--------------------------------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       American Millennium Corporation, Inc.

DATED: October 15, 2000                      By: /s/ Andrew F. Cauthen

                                             ----------------------------------
                                             Andrew F. Cauthen,President
                                            (Chief Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: October 15, 2000                    By:  /s/ Andrew F. Cauthen

                                           ---------------------------------
                                           Andrew F. Cauthen, Director,
                                           President, Chief Executive Officer,
                                          (Chief Executive Officer)

DATED: October 15, 2000                    By:  /s/ Bruce R. Bacon

                                           ----------------------------------
                                           Bruce R. Bacon, Director, Chief
                                           Technology Officer, Vice President
                                           of Engineering

DATED: October 15, 2000                    By:  /s/ Shirley Harmon

                                           ----------------------------------
                                           Shirley Harmon, Director
                                           (Corporate Secretary)

DATED: October 15, 2000                    By:  /s/ James C. Statham

                                           ----------------------------------
                                           James C. Statham,
                                           Director and Chief Operations Officer

DATED: October 15, 2000                    By:  /s/ Stephen F. Watwood

                                           ----------------------------------
                                           Stephen F. Watwood, Director,Chairman
                                           of the Board, Vice President of
                                           Business Development

DATED: October 15, 2000                    By:  /s/ Thomas W. Roberts

                                           ----------------------------------
                                           Thomas W. Roberts, Treasurer
                                          (Principal Financial Officer)