Form 10QSB
period 2000-10-31
AMERICAN MILLENNIUM CORP INC
filed 2000-12-15
CIK 350193

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number:3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended October 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from ______ to ______.

                            Commission File No. 0-10841

                     American Millennium Corporation, Inc.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           New Mexico                                  85-0273340
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,678,863 at December 15, 2000.

Transitional Small Business disclosure Format (check one): Yes [ ]  No [ ]

AMERICAN MILLENNIUM CORPORATION, INC.
AND SUBSIDIARY

FORM 10-QSB

INDEX

                                                                            PAGE

PART I-FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet - October 31, 2000 and 1999 (unaudited)   1
         Consolidated Statements of Income and Other Comprehensive Income-
           Three Months ended October 31, 2000 and 1999 (unaudited) 2 Consolidated Statements of Cash Flows - Three Months

           ended October 31, 2000 and 1999 (unaudited)                        3
         Notes to Consolidated Financial Statements                           5
Item 2-Management's Discussion and Analysis or Plan of Operation              6

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                     7
Item 2 -Changes in Securities                                                 7
Item 3 -Defaults Upon Senior Securities                                       7
Item 4 -Submission of matters to a Vote of Securities Holders                 7
Item 5 -Other Information                                                     8
Item 6 -Exhibits and reports on Form 8-K                                      8

-----------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1-Consolidated Financial Statements (unaudited)

The financial statements in response to this item are as follows:

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Unaudited)
-----------------------------------------------------------------------------
October 31, 2000
-----------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..........................  $ 100,486
  Accounts receivable, less allowance for doubtful
    accounts of $1,564 ...............................     29,130
  Inventories ........................................     21,525
  Prepaid expenses ...................................     27,633
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS .................................    178,774
-----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET ..........................    178,370
-----------------------------------------------------------------------------
OTHER ASSETS

  Long-term portion of non-compete agreement .........    138,639
  Available-for-sale equity security .................     14,390
  Security deposits ..................................      7,407
  Other assets .......................................        760
  Deferred income tax asset, less valuation
    allowance of $3,385,497                        ...........       --
-----------------------------------------------------------------------------
TOTAL OTHER ASSETS ...................................    161,196
-----------------------------------------------------------------------------
TOTAL ASSETS .........................................$   518,340
=============================================================================

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable ....................................$  402,281
  Accrued payroll and related taxes ...................    60,534
  Accrued liabilities .................................   369,848
  Current portion of capitalized lease obligations ....    17,326
  Notes payable to officers ...........................   253,489
  Notes payable to related parties ....................   115,137
  Notes payable to shareholder .........................  101,487
  Advances from officers ..............................    11,494
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ............................. 1,331,596

   Long-term portion of capitalized lease obligations              16,713
   Notes payable to shareholders                           95,000
   Notes payable to officer                               114,500
-----------------------------------------------------------------------------
TOTAL LIABILITIES ....................................  1,557,809
-----------------------------------------------------------------------------

DEFICIENCY IN ASSETS
  Preferred stock, 10,000,000 shares authorized;
    none issued                                              --
  Common stock, $.001 par value, 60,000,000 shares
    authorized; 21,653,863
    issued and outstanding ...........................     21,654
  Additional paid-in capital ......................... 14,281,842
  Accumulated deficit.................................(15,354,315)
  Accumulated other comprehensive income .............     11,350
-----------------------------------------------------------------------------
TOTAL DEFICIENCY IN ASSETS ........................... (1,039,469)
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS ...........$   518,340
=============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS                 (Unaudited)   (Restated)
-----------------------------------------------------------------------------
For the Three Months Ended October 31,                      2000        1999
------------------------------------------------------------------------------
REVENUES..............................................$    74,411 $     95,796
COST OF REVENUES .....................................     74,076       52,071
------------------------------------------------------------------------------
GROSS PROFIT..........................................        335       43,725
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............    137,000      132,899
  Consulting - others ................................    147,551       29,486
  Professional .......................................     38,029       31,873
  Employee salaries ..................................    145,256         --
  Employee benefits and payroll taxes ................     51,969         --
  Travel .............................................     35,146       17,878
  Telephone and utilities ............................     12,487        2,193
  Depreciation and amortization ......................     14,870        3,138
  Other ..............................................     55,024       87,324
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...    637,332      304,791
------------------------------------------------------------------------------
LOSS FROM OPERATIONS .................................   (636,997)    (261,066)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
  Interest expense ...................................    (15,095)        --
  Amortization of loan costs .........................    (41,875)        --
  Settlement on severance.............................     27,218         --
------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES) ........................    (29,752)        --
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .............................   (666,749)    (261,066)
INCOME TAXES .........................................       --          --
------------------------------------------------------------------------------
NET LOSS .............................................   (666,749)    (261,066)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........     $(0.03)      $(0.02)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) ................................. 21,570,739  14,730,132
==============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS                  (Unaudited)   (Restated)
-------------------------------------------------------------------------------
For the Three Months Ended October 31,                      2000        1999
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) ........................................$  (666,749) $  (261,066)
      Adjustments to reconcile net (loss) to net
        cash used used by operating activities:
        Depreciation and amortization .................      9,720        3,138
        Amortization of loan costs.....................     45,041         --
        Provision for bad debts .......................      1,564         --
        Common stock exchanged for services ...........     54,691       33,000
     (Increase) decrease in assets:
        Accounts receivable ...........................     (6,795)     (10,587)
        Inventory .....................................       (364)       2,237
        Prepaid expenses ..............................     13,881         --
      Increase (decrease) in liabilities:
        Accounts payable ..............................    175,489        6,258
        Accrued payroll and related taxes .............     16,385         --
        Accrued liabilities ...........................    (48,649)       89,838
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES .................   (405,786)    (137,182)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disbursements

   Acquisition of property and equipment ..............    (33,376)        --
--------------------------------------------------------------------------------
DISBURSEMENTS FROM INVESTING ACTIVITIES ...............    (33,376)        --
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES .................    (33,376)        --
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts

   Proceeds from notes payable to officers .............   139,500       50,000
   Proceeds from related parties, net ..................       --         9,000
   Proceeds from note payable stockholder ..............   170,000         --
   Proceeds from issuance of common stock, net .........   125,000       79,510
--------------------------------------------------------------------------------
RECEIPTS FROM FINANCING ACTIVITIES .....................   434,500      138,510
--------------------------------------------------------------------------------
Disbursements

     Payments on notes due related parties ...............       --      (1,600)
     Payments on advances by officers, net ...............       --      (5,431)
--------------------------------------------------------------------------------
DISBURSEMENTS FROM FINANCING ACTIVITIES ................       --        (7,031)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............   434,500      131,479
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............    (4,662)      (5,703)

CASH AND CASH EQUIVALENTS - BEGINNING ..................   105,148        6,961
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING .....................$  100,486  $     1,258
================================================================================
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
     Interest ..........................................$   15,095  $      --
     Income taxes ......................................$    --     $      --

   In addition to amounts reflected above, common stock was issued for:
     Notes payable to related parties ..................$    --     $     6,250
================================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Actual results could differ from those estimates.

Basic and diluted net loss per common share

Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

NOTE 2.  RECLASSIFICATIONS AND RESTATEMENTS

Amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation of the current period financial statements. Additionally, retroactive effect has been given to the merger for purposes of comparative financial statement presentation.

NOTE 3. RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2000, officers of the Company advanced $139,500 to the Company in the form of 30 day unsecured notes bearing interest at the rate of 11% per annum. During the same period, two unrelated outside investors advanced $95,000 to the Company in the form of 30 day unsecured notes bearing interest at the rate of 11% per annum. As of October 31, 2000, neither of these notes has been repaid.

Effective September 30, 2000, James C. Statham resigned as a director of the Company. As part of his severance agreement, the Company has agreed to pay the aggregate sum of $42,829 of accrued compensation and $10,872 for reimbursement of past expenses in 10 monthly payments of $5,371 commencing November 15, 2000.

NOTE 4.  COMMON STOCK

On August 24, 2000, the Board of Directors authorized the issuance of 50,000 shares of restricted common stock to one private investor. The Company received net proceeds of $50,000 from the sale of these shares. The stock purchase included a warrant to purchase an equivalent number of additional common shares of the Company at a purchase price of $1.00 per share.

On September 18, 2000, the Board of Directors authorized the issuance of 131,579 shares of restricted common stock to two private investors. The Company received net proceeds of $75,000 from the sale of these shares.

On October 3, 2000, the Company terminated its agreement with The Charterbridge Financial Group, Inc. 70,000 shares of the Company's unregistered common stock and a cash payment of $13,500 are to be paid by the Company in settlement of the agreement. On October 26, 2000 the Company issued 70,000 shares of restricted common stock to the Charterbridge Financial Group, Inc. in partial satisfaction of the termination agreement.

NOTE 5.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has incurred operating losses of $666,749 and $261,066 for the periods ending October 31, 2000 and 1999, respectively. In addition, the Company has used substantial working capital in its operations. As of October 31, 2000, current liabilities exceed current assets by $1,152,822.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6. SUBSEQUENT EVENTS

Subsequent to October 31, 2000, the Company entered into a Series 1 Convertible Note Purchase Agreement providing for the offer, sale, issuance, and delivery of up to $675,000 in principal amount of Series 1 Convertible Notes with Purchase Warrants. Under the Agreement, the Company shall issue $675,000 principal amount of Convertible Notes convertible into 750,000 shares of Common Stock of the Company at $.90 per share. With such Convertible Notes the Company will issue Purchase Warrants entitling the holder to purchase up to 750,000 shares of the Common Stock of the Company at an exercise price of $.90 per share.

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

Pursuant to the Convertible Note agreement, the Company received $25,000 on October 26, 2000, $50,000 on October 30, 2000 and the final $600,000 on November 9, 2000.

On November 15, 2000, the Board of Directors authorized the issuance of 25,000 shares of restricted common stock to one private investor. The Company received net proceeds of $25,000 from the sale of these shares. The stock purchase included a warrant to purchase an equivalent number of additional common shares of the Company at a purchase price of $1.00 per share.

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

Sales

During the three months ended October 31, 2000, revenues decreased approximately 22% compared to the same period in 1999. The decline is attributable to the engineering and development focus on technical improvements to our products. The goal is to develop quality new products that grow revenue and earnings in markets we compete in.

Cost of Revenues

Cost of revenues increased approximately 42% in the three-month period ended October 31, 2000, as compared to October 31, 1999. This increase is primarily due to the nature of revenues earned. The costs associated with developing new products is higher than those associated with existing products.

Payroll, Payroll Taxes and Related Benefits

Payroll, payroll taxes, and related benefits increased $197,225 in the three months ended October 31, 2000, as compared to October 31, 1999. This is attributable to the fact that we had no employees during the prior three months ended October 31, 1999. The total number of employees as of October 31, 2000, is 14.

General and Administrative

There was an approximate 110% increase in total selling, general and administrative expenses compared to the three-month period a year ago. The general, selling and administrative costs have increased due to our expansion of operating facilities, new product development, new marketing initiatives, and an increase in our administrative, operations, engineering and sales staff.

Consulting fees

Consulting fees increased 500% from $29,486 to $147,551 for the three months ended October 31, 2000 and 1999, respectively. The large increase is primarily due to the fact that we have increased our development of new and existing products that requires us to engage outside consultants and also the hiring of Charterbridge Financial, whose agreement was terminated October 3, 2000.

Other Income and Expenses

Interest expense increased to $15,095 for the three months ended October 31, 2000. This increase is due to the accrual of interest on loans from related parties, including our officers. Loan costs increased to $41,875 for the three months ended October 31, 2000. This increase is due to the amortization of the debt discount associated with convertible notes dated April 7, 2000 and June 6, 2000. Other income increased to $27,218 for the three months ended October 31, 2000. This increase is primarily due to the resignation and severance agreement reached with one of our directors, James Statham effective September 30, 2000. As part of this agreement, Mr. Statham agreed to a settlement in an amount of $37,884 less than the amount that was owed him, resulting in a write-down of the accrued liability in the same amount.

Net Loss

The net loss has increased to $666,749 or $.03 per share as compared to $261,066, or $.02 per share, for the three months ended October 31, 2000 and 1999 respectively. Net loss has increased primarily because of our focus on the research and development of digital, wireless and wireline telecommunications systems and our efforts to increase the quality of our existing products and produce future revenues.

Financial Condition, Liquidity and Capital Resources

We understand that cash equivalents on hand at October 31, 2000 are not adequate to meet even our short-term capital needs. As a result of net losses incurred, we have used substantial working capital in our operations. As of October 31, 2000, current liabilities exceeded current assets by $1,152,822 compared to $538,862 as of October 31, 1999.

During the last four months we have sold 206,579 shares of our common stock for proceeds of $150,000. Additionally, on November 9th we received $675,000 pursuant to a convertible note agreement. Although we believe that our current and several new investors are commited to our future success, which will enable us to meet our future capital requirements, there can be no assurance that additional funds will be available when needed on commercially reasonable terms.

Conditions have existed to limit our ability to market our products and services at amounts sufficient to recover an acceptable amount of operating and administrative costs. However, we anticipate that newly instituted controls and new products should reverse this condition within the next fiscal year.

We have nearly 50 demonstration units in the field currently being assessed by various customers and resellers. Within the next fiscal year, we anticipate several orders, which will have a significant impact on our net sales and income from continuing operations.

We believe that a significant base of recurring revenues derived from monthly satellite and paging monitoring charges will continue to build value for the shareholders. Our principal marketing efforts are directed toward the oil and gas, intermodal container industries, which have a need for monitoring of high value assets, with the majority of the effort being directed toward the oil and gas industry. We anticipate that during the year 2001, revenues will increase from the enrollment of subscribers based in its various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. We will continue to market our services to those companies for deployment of its system on a fleet basis in order to optimize upon subscriber enrollment. We currently have over 200 satellite subscriber communicators (the industry term for transceivers) deployed in field operations. These units are currently monitoring a variety of assets both domestically and abroad.

We have made no material commitments for capital expenditures and expect no significant changes in the number of employees. We will continue to outsource production and manufacturing. Research, development, and major marketing efforts will be performed by our existing employees.

-----------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
-----------------------------------------------------------------------------
Item 1.  Legal Proceedings

         None.

Item 2. Changes in Securities and Use of Proceeds

On August 24, 2000, the Board of Directors authorized the issuance of 50,000 shares of restricted common stock to one private investor. The Company received net proceeds of $50,000 from the sale of these shares. The stock purchase included a warrant to purchase an equivalent number of additional common shares of the Company at a purchase price of $1.00 per share.

On September 18, 2000, the Board of Directors authorized the issuance of 131,579 shares of restricted common stock to two private investors. The Company received net proceeds of $75,000 from the sale of these shares.

On October 26, 2000 the Company issued 70,000 shares of restricted common stock to the Charterbridge Financial Group, Inc. in partial satisfaction of the termination agreement for consulting services in the amount of $54,691.

Subsequent to October 31, 2000, the Company entered into a Series 1 Convertible Note Purchase Agreement providing for the offer, sale, issuance, and delivery of up to $675,000 in principal amount of Series 1 Convertible Notes with Purchase Warrants. Under the Agreement, the Company shall issue $675,000 principal amount of Convertible Notes convertible into 750,000 shares of Common Stock of the Company at $.90 per share. With such Convertible Notes the Company will issue Purchase Warrants entitling the holder to purchase up to 750,000 shares of the Common Stock of the Company at an exercise price of $.90 per share.

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

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote.

Item 5.  Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits - 4  Convertible note agreements
                        27 Financial Data Schedule

         (b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      American Millennium Corporation, Inc.

DATED: December 15, 2000                      By: /s/ Andrew F. Cauthen

                                             ----------------------------------
                           Andrew F. Cauthen,President

                            (Chief Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: December 15, 2000                    By:  /s/ Andrew F. Cauthen

                                           ---------------------------------
                                           Andrew F. Cauthen, Director,
                                           President, Chief Executive Officer,
                                          (Chief Executive Officer)

DATED: December 15, 2000                    By:  /s/ Bruce R. Bacon

                                           ----------------------------------
                         Bruce R. Bacon, Director, Chief

                       Technology Officer, Vice President

                                           of Engineering

DATED: December 15, 2000                    By:  /s/ Shirley Harmon

                                           ----------------------------------
                                           Shirley Harmon, Director
                                           (Corporate Secretary)


DATED: December 15, 2000                   By:  /s/ Stephen F. Watwood

                                          ----------------------------------
                                          Stephen F. Watwood, Director, Chairman
                         of the Board, Vice President of

                                          Business Development

DATED: December 15, 2000                   By:  /s/ Thomas W. Roberts

                                          ----------------------------------
                          Thomas W. Roberts, Treasurer

                          (Principal Financial Officer)