Form 10QSB
period 2001-01-31
AMERICAN MILLENNIUM CORP INC
filed 2001-03-16
CIK 350193

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number:3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30, 2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended January 31, 2001

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,478,863 at March 15, 2001.

Transitional Small Business disclosure Format (check one): Yes [ ]  No [ ]

AMERICAN MILLENNIUM CORPORATION, INC.
AND SUBSIDIARY

FORM 10-QSB

INDEX

                                                                            PAGE
                                                                            ----
PART I-FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet - January 31, 2001 (unaudited)           2
         Consolidated Statements of Income and Other Comprehensive Income-
               Three months ended January 31, 2001 and 2000 (unaudited)      3
         Consolidated Statements of Income and Other Comprehensive Income-
               Six months  ended January 31, 2001 and 2000 (unaudited)       4
         Consolidated Statements of Cash Flows - Six Months
                  ended January 31, 2001 and 2000 (unaudited)                5
         Notes to Consolidated Financial Statements                        6-7
Item 2-Management's Discussion and Analysis or Plan of Operation             8

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                   10
Item 2 -Changes in Securities                                               10
Item 3 -Defaults Upon Senior Securities                                     10
Item 4 -Submission of matters to a Vote of Securities Holders               10
Item 5 -Other Information                                                   10
Item 6 -Exhibits and reports on Form 8-K                                    10

-----------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1-Consolidated Financial Statements (unaudited)

The financial statements in response to this item are as follows:

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Unaudited)
-----------------------------------------------------------------------------
January 31, 2001
-----------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..........................  $  14,101
  Accounts receivable, less allowance for doubtful
    accounts of $ 839 ................................     64,006
  Inventories ........................................     10,570
  Employee advances ..................................      3,000
  Prepaid expenses ...................................     32,295
  Current portion of non-compete agreement............     17,402
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS .................................    141,373
-----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET ..........................    238,681
-----------------------------------------------------------------------------
OTHER ASSETS

  Long-term portion of non-compete agreement .........    138,639
  Available-for-sale equity security .................      3,040
  Deposits ...........................................      8,371
  Other assets .......................................        760
  Deferred income tax asset, less valuation
    allowance of $3,385,497 ..........................       --
-----------------------------------------------------------------------------
TOTAL OTHER ASSETS ...................................    150,810
-----------------------------------------------------------------------------
TOTAL ASSETS .........................................$   530,864
=============================================================================

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable ....................................$  360,721
  Accrued payroll and related taxes ...................   127,235
  Accrued liabilities .................................   425,519
  Current portion of capitalized lease obligations ....     9,880
  Notes payable to officers ...........................   175,492
  Notes payable to related parties ....................    58,850
  Notes payable to shareholder ........................   245,899
  Advances from officers ..............................    14,080
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ............................. 1,417,676

   Long-term portion of capitalized lease obligations .    16,713
   Interest payable on long term liabilities ..........    15,349
   Notes payable to officer ...........................   675,000
-----------------------------------------------------------------------------
TOTAL LIABILITIES ..................................... 2,124,738
-----------------------------------------------------------------------------

DEFICIENCY IN ASSETS
  Preferred stock, 10,000,000 shares authorized;
    none issued .......................................      --
  Common stock, $.001 par value, 60,000,000 shares
    authorized; 21,778,863 issued and outstanding .....    21,779
  Additional paid-in capital ..........................14,286,717
  Accumulated deficit.................................(15,902,370)
  ---------------------------------------------------------------------------
TOTAL DEFICIENCY IN ASSETS ............................(1,593,874)
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS ............$  530,864
=============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS                 (Unaudited)   (Restated)
-----------------------------------------------------------------------------
For the Three Months Ended January 31,                      2001        2000
------------------------------------------------------------------------------
REVENUES..............................................$    67,853 $     69,470
COST OF REVENUES .....................................     60,079       25,346
------------------------------------------------------------------------------
GROSS PROFIT..........................................      7,774       44,124
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............    151,750      125,749
  Consulting - others ................................     47,134       24,886
  Professional .......................................     35,048       11,280
  Employee salaries ..................................    112,855         --
  Employee benefits and payroll taxes ................     37,408         --
  Travel .............................................     27,384        7,519
  Telephone and utilities ............................     11,473        2,193
  Depreciation and amortization ......................     37,645        4,938
  Other ..............................................     54,707      139,185
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...    515,404      315,747
------------------------------------------------------------------------------
LOSS FROM OPERATIONS .................................   (507,630)    (271,623)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
  Interest expense ...................................    (37,822)        --
  Amortization of loan costs .........................       --           --
  Other miscellaneous income (expenses) ..............     (2,603)        --
------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES) ........................    (40,425)        --
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES (CREDITS) ...................   (548,055)    (271,623)
INCOME TAXES (CREDITS) ...............................       --          --
------------------------------------------------------------------------------
NET LOSS .............................................   (548,055)    (271,623)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........     $(0.03)      $(0.02)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) ................................. 21,638,252  15,580,032
==============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS                 (Unaudited)   (Restated)
------------------------------------------------------------------------------
For the Six Months Ended January 31,                       2001         2000
------------------------------------------------------------------------------
REVENUES..............................................$   142,264 $    165,265
COST OF REVENUES .....................................    134,155       77,416
------------------------------------------------------------------------------
GROSS PROFIT..........................................      8,109       87,849
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............    274,750      258,648
  Consulting - others ................................    208,685       49,771
  Professional .......................................     73,077       43,153
  Employee salaries ..................................    258,111         --
  Employee benefits and payroll taxes ................     89,377         --
  Travel .............................................     62,528       25,394
  Telephone and utilities ............................     23,948        4,386
  Depreciation and amortization ......................     52,515        5,276
  Other ..............................................    109,745      233,909
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...  1,152,736      620,537
------------------------------------------------------------------------------
LOSS FROM OPERATIONS ................................. (1,144,627)    (532,688)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
  Interest expense ...................................    (52,917)        --
  Amortization of loan costs .........................    (41,875)        --
  Other miscellaneous income (expenses) ..............     24,615         --
------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES) ........................    (70,177)        --
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES (CREDITS) ................... (1,214,804)    (532,688)
INCOME TAXES (CREDITS) ...............................       --          --
------------------------------------------------------------------------------
NET LOSS ............................................. (1,214,804)    (532,688)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........     $(0.06)      $(0.03)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) ................................ 21,638,252   15,580,132
==============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS                  (Unaudited)   (Restated)
-------------------------------------------------------------------------------
For the Three Months Ended January 31,                      2001        2000
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..........................................$(1,214,804) $  (532,688)
      Adjustments to reconcile net loss to net
        cash used  by operating activities:
        Depreciation and amortization .................     59,715        5,938
        Amortization of loan costs.....................     45,041         --
        Provision for bad debts .......................       --           --
        Loss on disposal of property and equipment ....      1,200         --
        Common stock exchanged for services ...........     54,691       33,000
     (Increase) decrease in assets:
        Accounts receivable ...........................    (40,107)     (10,711)
        Inventory .....................................     10,591         (371)
        Prepaid expenses ..............................    (25,684)      (6,250)
        Other assets     ..............................     (3,964)      (1,649)
      Increase (decrease) in liabilities:
        Accounts payable ..............................    133,929       56,302
        Accrued payroll and related taxes .............     83,086      199,165
        Accrued liabilities ...........................    (56,861)       4,197
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES .................   (953,167)    (253,067)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts
   Proceeds from disposal of property and equipment....        400         --
--------------------------------------------------------------------------------
RECEIPTS FROM INVESTING ACTIVITIES      ...............        400         --
--------------------------------------------------------------------------------
 Disbursements
   Acquisition of property and equipment ..............   (127,781)        --
--------------------------------------------------------------------------------
DISBURSEMENTS FROM INVESTING ACTIVITIES ...............   (127,781)        --
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES .................   (127,381)        --
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
   Proceeds from notes payable to officers .............   114,500      127,500
   Proceeds from related parties, net ..................       --         8,400
   Proceeds from note payable stockholder ..............   850,000         --
   Proceeds from warrants exercised   ..................    25,000         --
   Proceeds from issuance of common stock, net .........   150,000      194,902
--------------------------------------------------------------------------------
RECEIPTS FROM FINANCING ACTIVITIES ..................... 1,139,500      330,802
--------------------------------------------------------------------------------
Disbursements
   Payments on notes payable to officers ...............  (150,000)        --
   Payments on advances by officers, net ...............      --        (31,734)
--------------------------------------------------------------------------------
DISBURSEMENTS FROM FINANCING ACTIVITIES ................  (150,000)     (31,734)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............   989,500      299,068
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............   (91,048)      46,001

CASH AND CASH EQUIVALENTS - BEGINNING ..................   105,148        6,961
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING .....................$   14,101  $    52,962
================================================================================
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
     Interest ..........................................$   52,917  $      --
     Income taxes ......................................$    --     $      --

   In addition to amounts reflected above, common stock was issued for:
     Notes payable to related parties ..................$    --     $     6,250
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

NOTE 3. RELATED PARTY TRANSACTIONS

On December 28, 2000 a stockholder advanced $125,000 to the Company in the form of a 45-day unsecured promissory note bearing interest at the rate of eight percent per annum. The Company received net proceeds of $118,750 from the issuance of this note.

During the three months ended January 31, 2001, a note payable to an officer of the Company in the amount of $175,000 was paid in full, including accrued interest.

NOTE 4.  COMMON STOCK

On November 5, 2000, the Board of Directors authorized the issuance of 25,000 shares of restricted common stock to one private investor. The Company received net proceeds of $25,000 from the sale of these shares. The stock purchase included a warrant to purchase an equivalent number of additional common shares of the Company at a purchase price of $1.00 per share.

On January 5, 2001, a stockholder exercised warrants to purchase 100,000 shares of the Company's common stock. The Company received net proceeds of $25,000 from the exercise of these warrants.

NOTE 5.  NOTES

On November 9, 2000, the Company entered into a Series 1 Convertible Note Purchase Agreement providing for the offer, sale, issuance, and delivery of up to $675,000 in principal amount of Series 1 Convertible Notes with Purchase Warrants. Under the Agreement, the Company shall issue $675,000 principal amount of Convertible Notes convertible into 750,000 shares of Common Stock of the Company at $.90 per share. With such Convertible Notes the Company will issue Purchase Warrants entitling the holder to purchase up to 750,000 shares of the Common Stock of the Company at an exercise price of $.90 per share. The Company received net proceeds of $636,250 from the issuance of this convertible note.

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

NOTE 6.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has incurred operating losses of $1,214,804 and $532,688 for the periods ending January 31, 2001 and 2000, respectively. In addition, the Company has used substantial working capital in its operations. As of January 31, 2001, current liabilities exceed current assets by $1,276,303.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7. SUBSEQUENT EVENTS

On February 1, 2001 the Board of Directors authorized the issuance of 700,00 shares of restricted common stock to one private investor. The Company received net proceeds of $343,000 from the sale of these shares.

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

Sales

During the six months ended January 31, 2001, revenues decreased approximately 14% compared to the same period in 2000. The decline is attributable to the engineering and development focus on technical improvements to our products. The goal is to develop quality new products that grow revenue and earnings in markets we compete in.

Cost of Revenues

Cost of revenues increased approximately 173% in the six-month period ended January 31, 2001, as compared to January 31, 2000. This increase is primarily due to the nature of revenues earned. The costs associated with developing new products is higher than those associated with existing products.

Payroll, Payroll Taxes and Related Benefits

Payroll, payroll taxes, and related benefits increased $363,590 in the six months ended January 31, 2001, as compared to January 31, 2000. This is attributable to the fact that we had no employees during the prior six months ended January 31, 2000. The total number of employees as of January 31, 2001, is 14.

General and Administrative

There was an approximate 186% increase in total selling, general and administrative expenses compared to the six-month period a year ago. The general, selling and administrative costs have increased due to our expansion of operating facilities, new product development, new marketing initiatives, and an increase in our administrative, operations, engineering and sales staff.

Consulting fees

Consulting fees increased 419% from $49,771 to $208,685 for the six months ended January 31, 2001 and 2000, respectively. The large increase is primarily due to the fact that we have increased our development of new and existing products that requires us to engage outside consultants.

Other Income and Expenses

Interest expense increased to $52,917 for the six months ended January 31, 2001. This increase is due to the accrual of interest on loans from related parties, including the $675,000 convertible note dated November 9, 2000. Loan costs increased to $41,875 for the six months ended January 31, 2001. This increase is due to the amortization of the debt discount associated with convertible notes dated April 7, 2000 and June 6, 2000. Other income increased to $24,615 for the six months ended January 31, 2001. This increase is primarily due to the resignation and severance agreement reached with one of our directors, James Statham effective September 30, 2000. As part of this agreement, Mr. Statham agreed to a settlement in an amount of $37,884 less than the amount that was owed him, resulting in a write-down of the accrued liability in the same amount.

Net Loss

The net loss has increased to $1,214,804 or $.06 per share as compared to $532,688, or $.03 per share, for the six months ended January 31, 2001 and 2000 respectively. Net loss has increased primarily because of our focus on the research and development of digital, wireless and wireline telecommunications systems and our efforts to increase the quality of our existing products and produce future revenues.

Financial Condition, Liquidity and Capital Resources

We understand that cash equivalents on hand at January 31, 2001 are not adequate to meet even our short-term capital needs. As a result of net losses incurred, we have used substantial working capital in our operations. As of January 31, 2001, current liabilities exceeded current assets by $1,276,303 compared to $1,051,258 as of January 31, 2000.

During the last seven months we have sold 1,006,579 shares of our common stock for proceeds of $518,000. Additionally, on November 9th we received $675,000 pursuant to a convertible note agreement. Although we believe that our current and several new investors are committed to our future success, which will enable us to meet our future capital requirements, there can be no assurance that additional funds will be available when needed on commercially reasonable terms.

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

In December, 2000, the Alabama Securities Commission investigated the securities dealer registration of Jack Augsback and Company, LLC, the placement agent utilized by us in connection with a single sale of securities in Alabama under our September 1999 private offering. The Commission subsequently determined that Jack Augsback and Company, LLC was not registered to sell securities in Alabama. On January 11, 2001, the Commission issued a Cease and Desist Order to prevent Jack Augsback and Company, LLC and AMCI from selling any additional securities in Alabama without proper registration, from and after February 8, 2001, the effective date of the final Order.

Item 2. Changes in Securities and Use of Proceeds

On November 5, 2000, the Board of Directors authorized the issuance of 25,000 shares of restricted common stock to Patrick Galvin, a private investor. The Company received net proceeds of $25,000 from the sale of these shares. The stock purchase included a warrant to purchase an equivalent number of additional common shares of the Company at a purchase price of $1.00 per share.

On January 5, 2001, the Chelverton Fund Limited exercised warrants to purchase 100,000 shares of the Company's common stock. The Company received net proceeds of $25,000 from the exercise of these warrants.

On November 9, 2001, the Company entered into a Series 1 Convertible Note Purchase Agreement with Options Unlimited providing for the offer, sale, issuance, and delivery of up to $675,000 in principal amount of Series 1 Convertible Notes with Purchase Warrants. Under the Agreement, the Company shall issue $675,000 principal amount of Convertible Notes convertible into 750,000 shares of Common Stock of the Company at $.90 per share. With such Convertible Notes the Company will issue Purchase Warrants entitling the holder to purchase up to 750,000 shares of the Common Stock of the Company at an exercise price of $.90 per share.

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

         (A) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      American Millennium Corporation, Inc.

DATED: March 15, 2001                      By: /s/ Andrew F. Cauthen

                                             ----------------------------------
                           Andrew F. Cauthen, President

                            (Chief Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: March 15, 2001                    By:  /s/ Andrew F. Cauthen

                                           ---------------------------------
                                           Andrew F. Cauthen, Director,
                                           President, Chief Executive Officer,
                                            (Chief Executive Officer)

DATED: March 15, 2001                    By:  /s/ Bruce R. Bacon

                                           ----------------------------------
                                           Bruce R. Bacon, Director, Chief
                                           Technology Officer, Vice President
                                           of Engineering

DATED: March 15, 2001                    By:  /s/ Shirley Harmon

                                           ----------------------------------
                                           Shirley Harmon, Director
                                           (Corporate Secretary)


DATED: March 15, 2001                    By:  /s/ Stephen F. Watwood

                                           ----------------------------------
                                          Stephen F. Watwood, Director, Chairman
                                          of the Board, Vice President of
                                          Business Development

DATED: March 15, 2001                    By:  /s/ Thomas W. Roberts


                                           ----------------------------------
                                           Thomas W. Roberts, Treasurer
                                           (Principal Financial Officer)