Form 10QSB
period 2001-04-30
AMERICAN MILLENNIUM CORP INC
filed 2001-06-01
CIK 350193

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number: 3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended April 30, 2001

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,764,578 at May 29, 2001.

Transitional Small Business disclosure Format (check one): Yes [ ]  No [ ]

AMERICAN MILLENNIUM CORPORATION, INC.
FORM 10-QSB

INDEX

                                                                            PAGE

PART I-FINANCIAL INFORMATION
Item 1-Financial Statements (Unaudited)
         Balance Sheet - April 30, 2001 (Unaudited)                           1
         Statements of Operations - Three and Nine
           months ended April 30, 2001 and 2000 (Unaudited)                   2
         Statements of Cash Flows - Nine Months
           ended April 30, 2001 and 2000 (Unaudited)                          4
         Notes to Financial Statements (Unaudited)                            5
Item 2-Management's Discussion and Analysis or Plan of Operation              6

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                     7
Item 2 -Changes in Securities                                                 7
Item 3 -Defaults Upon Senior Securities                                       7
Item 4 -Submission of matters to a Vote of Securities Holders                 7
Item 5 -Other Information                                                     8
Item 6 -Exhibits and reports on Form 8-K                                      8

-----------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1-Financial Statements (Unaudited)

The financial statements in response to this item are as follows:

AMERICAN MILLENNIUM CORPORATION, INC.
BALANCE SHEET (Unaudited)
-----------------------------------------------------------------------------
April 30, 2001
-----------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..........................$    49,125
  Accounts receivable, less allowance for doubtful
    accounts of $ 5,503 ..............................     56,098
  Inventories ........................................     27,939
  Employee advances ..................................      3,000
  Prepaid expenses ...................................     30,115
  Current portion of non-compete agreement............      8,750
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS .................................    175,027
-----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET ..........................    217,299
-----------------------------------------------------------------------------
OTHER ASSETS

  Long-term portion of non-compete agreement .........    138,542
  Available-for-sale equity security .................      3,040
  Deposits............................................     13,273
  Other ..............................................        760
  Deferred income tax asset, less valuation
    allowance of $3,385,497 ..........................        --
-----------------------------------------------------------------------------
TOTAL OTHER ASSETS ...................................    155,615
-----------------------------------------------------------------------------
TOTAL ASSETS .........................................$   547,941
=============================================================================

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable ....................................$  309,166
  Accrued payroll and related taxes ...................    41,626
  Other accrued liabilities ...........................   102,590
  Current portion of capitalized lease obligations ....     4,544
  Notes payable to officers ...........................    30,092
  Notes payable to shareholder ........................   220,000
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES .............................   708,018

  Long-term portion of capitalized lease obligations      16,713
  Interest payable on long-term liabilities               32,000
  Series 1 convertible notes                             775,000
-----------------------------------------------------------------------------
TOTAL LIABILITIES .................................... 1,531,731
-----------------------------------------------------------------------------

DEFICIENCY IN ASSETS
  Preferred stock, 10,000,000 shares authorized;
    none issued                                              --
  Common stock, $.001 par value, 60,000,000 shares
    authorized; 22,764,578 issued and outstanding ....     22,765
  Additional paid-in capital ......................... 15,569,914
  Accumulated deficit.................................(16,576,469)
  -----------------------------------------------------------------------------
TOTAL DEFICIENCY IN ASSETS ...........................   (983,790)
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS ...........$   547,941
=============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF OPERATIONS                               (Unaudited)   (Restated)
-----------------------------------------------------------------------------
For the Three Months Ended April 30,                      2001        2000
------------------------------------------------------------------------------
REVENUES..............................................$    79,349 $    114,693
COST OF REVENUES .....................................     21 006       43,707
------------------------------------------------------------------------------
GROSS PROFIT..........................................     58,343       70,986
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............    306,790      120,224
  Consulting - others ................................     48,124         --
  Professional .......................................     35,020       62,352
  Employee salaries ..................................    122,766       25,500
  Employee benefits and payroll taxes ................     38,820        6,885
  Travel .............................................     31,110       18,104
  Telephone and utilities ............................     10,261       13,317
  Depreciation and amortization ......................     37,645        4,681
  Small tools and equipment ..........................      1,250       17,340
  Other ..............................................     67,388       45,946
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...    699,174      314,349
------------------------------------------------------------------------------
LOSS FROM OPERATIONS .................................   (640,831)    (243,363)
------------------------------------------------------------------------------
OTHER EXPENSES
  Interest expense ...................................    (31,802)    (29,646)
  Other miscellaneous expenses .......................     (1,466)        --
------------------------------------------------------------------------------
TOTAL OTHER EXPENSES  ................................    (33,268)    (29,646)
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .............................   (674,099)   (273,009)
INCOME TAXES .........................................        --          --
------------------------------------------------------------------------------
NET LOSS .............................................   (674,099)   (273,009)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........    $(0.031)     $(0.015)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) ................................. 21,947,619  18,478,989
==============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF OPERATIONS                               (Unaudited)   (Restated)
-----------------------------------------------------------------------------
For the Nine Months Ended April 30,                        2001        2000
------------------------------------------------------------------------------
REVENUES..............................................$   221,613 $    279,959
COST OF REVENUES .....................................    155,161      121,123
------------------------------------------------------------------------------
GROSS PROFIT..........................................     66,452      158,836
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............    581,540      674,011
  Consulting - others ................................    256,810       49,771
  Professional .......................................    108,093       87,977
  Employee salaries ..................................    380,878       25,500
  Employee benefits and payroll taxes ................    128,196        6,885
  Travel .............................................     93,638       61,496
  Telephone and utilities ............................     34,208       25,144
  Depreciation and amortization ......................     90,160       11,000
  Office and equipment rental ........................     62,809       31,198
  Small tools and equipment ..........................      3,500       52,000
  Other ..............................................    112,077      201,560
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...  1,851,909    1,226,542
------------------------------------------------------------------------------
LOSS FROM OPERATIONS ................................. (1,785,457)  (1,067,706)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
   Interest expense ..................................    (84,719)     (31,131)
   Amortization of loan costs ........................    (41,875)        --
  Other miscellaneous income..........................     23,148         --
------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES) ........................   (103,446)     (31,131)
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .............................  (1,888,903) (1,098,837)
INCOME TAXES .........................................       --          --
------------------------------------------------------------------------------
NET LOSS .............................................  (1,888,903) (1,098,837)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........    $(0.086)     $(0.059)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) ................................. 21,947,619  18,478,989
==============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF CASH FLOWS                               (Unaudited)   (Restated)
-------------------------------------------------------------------------------
For the Nine Months Ended April 30,                        2001        2000
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) ........................................$(1,888,903) $(1,098,837)
      Adjustments to reconcile net (loss) to net
        cash used by operating activities:
        Depreciation and amortization .................     90,160       11,000
        Amortization of loan costs.....................     41,875       26,172
        Provision for bad debts .......................      --            --
        Loss on disposal of property and equipment ....      1,201         --
        Common stock exchanged for services ...........     54,691      294,000
        Stock options issued as compensation ..........    204,000         --
     (Increase) decrease in assets:
        Accounts receivable ...........................    (32,199)     (16,621)
        Inventory .....................................     (6,778)     (14,419)
        Prepaid expenses ..............................    (23,504)     (10,650)
        Other assets     ..............................     (5,866)     (35,466)
      Increase (decrease) in liabilities:
        Accounts payable ..............................     82,374       45,869
        Accrued payroll and related taxes .............     (2,523)        --
        Accrued liabilities ...........................    (71,398)      51,191
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES ................. (1,556,870)    (747,761)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts
   Proceeds from disposal of property and equipment....        400         --
--------------------------------------------------------------------------------
RECEIPTS FROM INVESTING ACTIVITIES      ...............        400         --
--------------------------------------------------------------------------------
 Disbursements
   Acquisition of property and equipment ..............   (138,895)     (40,099)
--------------------------------------------------------------------------------
DISBURSEMENTS FROM INVESTING ACTIVITIES ...............   (138,895)     (40,099)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES .................   (138,495)     (40,099)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
   Proceeds from notes payable to officers .............   289,500         --
   Proceeds from note payable stockholder ..............   950,000      430,160
   Proceeds from warrants exercised   ..................    25,000         --
   Proceeds from issuance of common stock, net .........   583,000      758,400
--------------------------------------------------------------------------------
RECEIPTS FROM FINANCING ACTIVITIES ..................... 1,847,500    1,188,560
--------------------------------------------------------------------------------
Disbursements
   Payments on notes payable to officers ..............   (190,000)        --
   Payments on notes due related parties ..............    (18,158)     (46,382)
--------------------------------------------------------------------------------
DISBURSEMENTS FROM FINANCING ACTIVITIES ................  (208,158)     (46,382)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .............. 1,639,342    1,142,178
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............   (56,023)     354,318

CASH AND CASH EQUIVALENTS - BEGINNING ..................   105,148        6,961
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING .....................$   49,125  $   361,279
================================================================================
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
     Interest ..........................................$   84,719  $     9,563
     Income taxes ......................................$    --     $      --

   In addition to amounts reflected above, common stock was issued for:
     Notes payable to related parties ..................$    --     $    91,750
     Accrued consulting due officers  ..................$  298,498  $      --
     Advances due to officers         ..................$   14,080  $      --
     Notes payable to officers        ..................$  245,397  $      --
     Accrued salary due officers      ..................$   89,208  $      --
================================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.  GENERAL BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited financial statements of American Millennium Corporation, Inc. (AMCI) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and diluted net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Available stock options at April 30, 2001, to purchase 11,384,924 shares were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share.

Revenue Recognition

AMCI develops, sells, installs, and services satellite communication systems. Revenue from sales of satellite communication systems is recorded at the time the communicators are shipped or installed as provided by contract. Revenue from servicing of the systems is recognized when the service is provided. AMCI provides airtime to its customers on a month-to-month basis, which is recognized as revenue at the time the service is provided.

NOTE 2.  RECLASSIFICATIONS AND RESTATEMENTS

Amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation of the current period financial statements. Additionally, retroactive effect has been given to the merger for purposes of comparative financial statement presentation.

NOTE 3. RELATED PARTY TRANSACTIONS

On April 3, 2001, the Board of Directors authorized the issuance of options to purchase 3,406,225 shares of AMCI common stock at an exercise price of $.10 per share. These options were issued to nine officers, directors and related parties in order to settle liabilities due them in the amount of $647,183. The nature of the liabilities settled with these options were as follows:

         Accrued consulting                 $298,498
         Advances from officers               14,080
         Notes payable                       245,396
         Accrued salaries                     89,209

On April 24, 2001, Bruce R. Bacon, the Company's Vice President of Technology and Chief Technology Officer, was granted an option to purchase 1,000,000 shares of AMCI common stock at an exercise price of $.19 per hare. The option is fully vested and shall be exercisable for three years.

On April 24, 2001, the Board of Directors authorized the issuance of options to purchase 200,000 shares of AMCI common stock at an exercise price of $.25/share. These options were granted to certain individuals who were employed by AMCI on February 1, 2001. The options are fully vested as of February 1, 2001 and are exercisable for two years.

NOTE 4.  COMMON STOCK

In February and March of 2001, the Board of Directors authorized the issuance of 985,715 shares of restricted common stock to two New York investors pursuant to an exemption letter obtained from the New York Department of Law. The shares were sold at prices ranging from $.35 to $.49 per share; resulting in net proceeds to AMCI of $433,000. One investor holds a warrant to purchase 285,715 common shares of AMCI at a purchase price of $0.35 per share for a period of three years.

NOTE 5.  SERIES 1 CONVERTIBLE NOTES

On April 23, 2001, the Company entered into a Series 1 Convertible Note Purchase Agreement with a private investor providing for the offer, sale, issuance, and delivery of up to $300,000 in principal amount of Series 1 Convertible Notes with Purchase Warrants. Under the Agreement, the Company issued $300,000 principal amount of Convertible Notes convertible into 1,363,636 shares of Common Stock of the Company at $.22 per share. With such Convertible Notes, the Company issued Purchase Warrants entitling the holder to purchase up to 1,363,636 shares of the Common Stock of the Company at an exercise price of $.27 per share. As of April 30, 2001, the Company has received net proceeds of $100,000 pursuant to this note. An additional $50,000 was received on May 23, 2001. Additionally, the Company is to receive the balance of the proceeds pursuant to this note as follows: June 3, 2001 $50,000; June 23, 2001 $100,000.

On April 23, 2001, the Company entered into a second Series 1 Convertible Note Purchase Agreement with a private investor providing for the offer, sale, issuance, and delivery of up to $300,000 in principal amount of Series 1 Convertible Notes with Purchase Warrants. Under the Agreement, the Company issued $300,000 principal amount of Convertible Notes convertible into 1,363,636 shares of Common Stock of the Company at $.22 per share. With such Convertible Notes the Company will issue Purchase Warrants entitling the holder to purchase up to 1,363,636 shares of the Common Stock of the Company at an exercise price of $.27 per share. The Company is to receive the proceeds pursuant to this note as follows: July 23, 2001 $100,000; August 23, 2001 $100,000; September 23, 2001
$100,000.

NOTE 6.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has continued to incur operating losses ($1,888,903 for the period ending April 30, 2001). In addition, the Company has used substantial working capital in its operations. As of April 30, 2001, current liabilities exceed current assets by $532,991. Because of these factors, there is substantial doubt as to our ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7. SUBSEQUENT EVENTS

On May 16, 2001, the Board of Directors authorized the issuance of 33,750 shares of restricted common stock to the Charterbridge Financial Group. This was in full settlement of an outstanding liability owed to them in the amount of $13,500.

Item 2. Management's Discussion and Analysis or Plan of Operations

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information set forth under this Item 2 - Management's Discussion and Analysis or Plan of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). American Millennium Corporation, Inc. desires to avail itself of certain 'safe harbor' provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

Sales

During the nine months ended April 30, 2001, revenues decreased approximately 21% compared to the same period in 2000. The decline is attributable to the engineering and development focus on technical improvements to our products. The goal is to develop quality new products that grow revenue and earnings in markets we compete.

Cost of Revenues

Cost of revenues increased approximately 28% in the nine-month period ended April 30, 2001, as compared to April 30, 2000. This increase is primarily due to the nature of revenues earned. Since we have not generated significant sales, we have not been able to reduce our costs of goods sold to take advantage of volume discounts from our suppliers.

Payroll, Payroll Taxes and Related Benefits

Payroll, payroll taxes, and related benefits increased $476,689 in the nine months ended April 30, 2001, as compared to April 30, 2000. This is attributable to the fact that we had six more employees during the nine months ended April 30, 2001. The total number of employees as of April 30, 2001, is 11.

General and Administrative

There was an approximate 51% increase in total selling, general and administrative expenses compared to the nine-month period a year ago. The general, selling and administrative costs have increased due to our expansion of operating facilities, product development, new marketing initiatives, and an increase in our administrative, operations, engineering and sales staff.

Consulting fees

Consulting fees increased 416% from $49,771 to $256,810 for the nine months ended April 30, 2000 and 2001, respectively. The large increase is primarily due to the fact that additional resources have been incurred to modify the applications of our existing products to meet the needs of new and existing customers, which requires us to engage outside consultants.

Other Income and Expenses

Interest expense increased to $84,719 for the nine months ended April 30, 2001. This increase is due to the accrual of interest on loans from related parties, including a $675,000 convertible note dated November 9, 2000 and a $300,000 convertible note dated April 23, 2001. Loan costs increased to $41,875 for the nine months ended April 30, 2001. This increase is due to the amortization of the debt discount associated with convertible notes dated April 7, 2000 and June 6, 2000. Other income increased to $23,148 for the nine months ended April 30, 2001. This increase is primarily due to the resignation and severance agreement reached with one of our directors, James Statham effective September 30, 2000. As part of this agreement, Mr. Statham agreed to a settlement in an amount of $37,884 less than the amount that was owed him, resulting in a write-down of the accrued liability in the same amount.

Net Loss

The net loss has increased to $1,888,903 or $.086 per share as compared to $1,098,837, or $.059 per share, for the nine months ended April 30, 2001 and 2000 respectively. Net loss has increased primarily because of our focus on the research and development of digital, wireless, wireline telecommunications systems, and our efforts to increase the quality of our existing products and produce future revenues. The net loss has also increased due to the acquisition of CompuGraphics Corporation in July of 2000 since CompuGraphics has not generated any significant revenue in the past nine months, and also is primarily focused on the modifications and refinement of its web based remote asset monitoring systems.

Financial Condition, Liquidity and Capital Resources

We understand that cash and equivalents on hand at April 30, 2001, are not adequate to meet even our short-term capital needs. As a result of net losses incurred, we have used substantial working capital in our operations. As of April 30, 2001, current liabilities exceeded current assets by $532,991. There is substantial doubt as to our ability to continue as a going concern without additional financing or capital infusion.

During the last nine months we have sold 1,192,297 shares of our common stock for net proceeds of $583,000, 100,000 common stock warrants have been exercised for net proceeds of $25,000, we have issued convertible notes in the amount of $775,000 and have issued unsecured promissory notes to shareholders and related parties in the amount of $334,500. Although we believe that our current and several new investors are committed to our future success, there can be no assurance that additional funds will be available when needed on commercially reasonable terms.

Conditions have existed to limit our ability to market our products and services at amounts sufficient to recover an acceptable amount of operating and administrative costs. However, we anticipate that newly instituted controls and new products may reverse this condition within the next fiscal year.

We have nearly 200 demonstration units in the field currently being assessed by various customers and resellers. Within the next fiscal year, we anticipate several orders, which could have a significant impact on our net sales and income.

We believe that recurring revenues derived from monthly satellite and paging monitoring charges should continue to build value for the shareholders. Our principal marketing efforts are directed toward the oil and gas, and intermodal container industries, which have a need for monitoring high value assets, with the majority of the effort being directed toward the oil and gas industry. We anticipate that during the year 2001, revenues should increase from the enrollment of subscribers based on our various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. We will continue to market our services to those companies for deployment of our system on a fleet basis in order to optimize upon subscriber enrollment. We currently have over 200 satellite subscriber communicators (the industry term for transceivers) deployed in field operations. These units are currently monitoring a variety of assets both domestically and abroad.

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

In December 2000, the Alabama Securities Commission investigated the securities dealer registration of Jack Augsback and Company, LLC, the placement agent utilized by us in connection with a single sale of securities in Alabama under our September 1999 private offering. The Commission subsequently determined that Jack Augsback and Company, LLC was not registered to sell securities in Alabama. On January 11, 2001, the Commission issued a Cease and Desist Order to prevent Jack Augsback and Company, LLC, and AMCI from selling any additional securities in Alabama without proper registration, from and after February 8, 2001, the effective date of the final order.

Item 2.  Changes in Securities and Use of Proceeds

In February and March of 2001, the Board of Directors authorized the issuance of 985,715 shares of restricted common stock be sold to New York investors pursuant to an exemption letter obtained from the New York Department of Law. The shares were sold at prices ranging from $.35 to $.49 per share for net proceeds to AMCI of $433,000. Seven hundred thousand (700,000) shares were sold to the Zable Family Trust DTD 9-18-78. We received net proceeds of $343,000 from the sale of these shares. Two hundred eighty-five thousand seven hundred fifteen (285,715) shares were sold to Michael J. Bowe. We received net proceeds of $90,000 from the sale of these shares. Michael J. Bowe holds a warrant to purchase an equivalent number of additional common shares of AMCI at a purchase price of $0.35 per share for a period of three years.

On April 23, 2001, we entered into a Series 1 Convertible Note Purchase Agreement with Rodney R. Schoemann, Sr. providing for the offer, sale, issuance, and delivery of up to $300,000 in principal amount of Series 1 Convertible Notes with Purchase Warrants. Under the Agreement, we shall issue $300,000 principal amount of Convertible Notes convertible into 1,363,636 shares of our Common Stock at $.22 per share. With such Convertible Notes, we will issue Purchase Warrants entitling the holder to purchase up to 1,363,636 shares of our Common Stock at an exercise price of $.27 per share.

On April 23, 2001, we entered into a second Series 1 Convertible Note Purchase Agreement with Options Unlimited providing for the offer, sale, issuance, and delivery of up to $300,000 in principal amount of Series 1 Convertible Notes with Purchase Warrants. Under the Agreement, we shall issue $300,000 principal amount of Convertible Notes convertible into 1,363,636 shares of our Common Stock at $.22 per share. With such Convertible Notes, we will issue Purchase Warrants entitling the holder to purchase up to 1,363,636 shares of our Common Stock at an exercise price of $.27 per share.

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

                                          American Millennium Corporation, Inc.

DATED: June 1, 2001                               By: /s/ Andrew F. Cauthen

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

DATED: June 1, 2001                             By:  /s/ Andrew F. Cauthen

                                         --------------------------------------
                                         Andrew F. Cauthen, Director,
                                         President, Chief Executive Officer,
                                         (Chief Executive Officer)

DATED: June 1, 2001                             By:  /s/ Bruce R. Bacon

                                         --------------------------------------
                                         Bruce R. Bacon, Director, Chief
                                         Technology Officer, Vice President
                                         of Engineering

DATED: June 1, 2001                             By:  /s/ Shirley Harmon

                                         --------------------------------------
                                         Shirley Harmon, Director
                                         (Corporate Secretary)


DATED: June 1, 2001                             By:  /s/ Stephen F. Watwood

                                         --------------------------------------
                                         Stephen F. Watwood, Director, Chairman
                                         of the Board, Vice President of
                                         Business Development

DATED: June 1, 2001                             By:  /s/ Thomas W. Roberts

                                         --------------------------------------
                                         Thomas W. Roberts, Treasurer

DATED: June 1, 2001                             By:  /s/ Ronald J. Corsentino

                                         --------------------------------------
                                         Ronald J. Corsentino, Controller
                                         (Principal Financial Officer)