Form 10QSB/A
period 2001-04-30
AMERICAN MILLENNIUM CORP INC
filed 2001-06-14
CIK 350193

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number: 3235-0416
                                                        ------------------------
                                 FORM 10-QSB/A          Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended April 30, 2001

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

AMERICAN MILLENNIUM CORPORATION, INC.
FORM 10-QSB/A

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

Item 2.  Management's Discussion and Analysis or Plan of Operations

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB/A, including information set forth under
Item 2 - Management's Discussion and Analysis or Plan of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). American Millennium Corporation, Inc. desires to avail itself of certain 'safe harbor' provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB/A or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

Sales

During the nine months ended April 30, 2001, revenues decreased approximately 21% compared to the same period in 2000. The decline is attributable to the engineering and development focus on technical improvements to our products. The goal is to develop quality new products that grow revenue and earnings in markets we compete in.

Product Development and Production:

AMCI announced in April the completion of four products. Two of these products, the SatAlarm-Sentry(TM) and the SatAlarm-VisTrac(TM), are currently in production. Brief descriptions of the new products are as follows:

SatAlarm-Sentry(TM), a satellite-based callout system designed for the oil and gas industry. The SatAlarm-Sentry(TM), is a unique, totally self-contained, and non-intrusive callout system that senses the operating status of the equipment by using an internal vibration sensor. This product is ideal for monitoring natural gas compressors. The unit will operate for over two years from a single non-rechargeable battery pack. The SatAlarm-Sentry(TM) can be temporarily attached to the equipment magnetically or mounted permanently. In either case, there is no wiring of any kind, permitting installation in as little as one minute. Alarm notifications can be customer-configured for equipment shutdowns and/or startups. Data log files of the operating state of the equipment are easily accessed for viewing and downloading by the customer on our secure SatAlarm website."

SatAlarm-ICM(TM) system, a combined messaging terminal and satellite modem for in-vehicle use. The user can send and receive short messages, even in very remote locations where other forms of communication are not available. Compressor shutdown messages and acknowledgments can now be sent directly to the field service person, regardless of location, allowing for increased efficiency in utilization of field personnel.

AMCI's SatAlarm-Callout(TM) product monitors multiple sensors on customer equipment, generating callout alarms when customer-defined events occur.

SatAlarm-VisTrac(TM), a self-contained tracking system, is used in locating mobile equipment and field personnel.

Initiative in South America: AMCI has been engaged for over a year in the development of a business relationship with two companies in South America, one of which companies, including its parent companies, has over 100,000 worldwide employees and international operations of significance. AMCI's objective is to form a joint venture with one or both of the large companies with which AMCI has been negotiating, and have that venture named Vistar Regional Operator for South America. This would allow AMCI's tracking and monitoring systems to be marketed throughout the vast South American market, while having as business partners two firms of great substance already present in South America, including large existing facilities for manufacturing and distribution, to direct the manufacturing, marketing and sales, and the service for the project. AMCI has invested a substantial amount of capital and time over the last couple of years in the development of the South American initiative.

General Motors: AMCI has developed the technology for General Motors' GMSkyNet(R) vehicle tracking and data communication system. The General Motors Truck Group (GMTG) utilizes AMCI's technology for tracking and data communications with their test vehicles. With a GMSkyNet(R) system installed in the vehicle, from the desktop and using only a web browser GMTG's staff can see where the vehicle is presently located on a street-level map, view engine start and stop events, and communicate directly with the vehicle's onboard data network. Affordable worldwide wireless tracking and communication with the electronic modules in the vehicle is a revolutionary change in vehicle management.

AMCI announced in January of last year that AMCI engineering was providing custom in-vehicle software, subscriber communicators (SCs), antennas, vehicle interface boards, and a specialized website to be used for tracking and communication with GM's test vehicle fleet. Since then, our engineering team has worked closely with the General Motors Truck Group (GMTG) to meet their technical requirements for GM SkyNet.

It was announced recently that two of GM's engineers in the GM Truck Group Engineering, Pontiac, MI, were selected to receive GM's top technical honor for their work on the AMCI-developed GM SkyNet project. GM stated that the Award was presented for, "GM SkyNet: Satellite-Based Vehicle Data Acquisition System - The auto industry's first low earth orbit, satellite-based vehicle tracking and data acquisition system. GM SkyNet enables real time or accumulated vehicle development data access, on a global basis."

The GMTG encompasses GM's lines of sport utility vehicles (SUVs) such as the Jimmy, Blazer, Suburban, Yukon, and Tahoe, as well as small pickups, the Silverado and Sierra light trucks, the van and utility vehicle lines, and medium-duty commercial trucks. GM has recently added GM SkyNet to the Specialty Vehicle Group and the Hummer program, with test vehicles now located in Columbia and Mexico.

American Red Cross: IN April 2001 it was announced that the American Red Cross, Disaster Communications division, has placed their first order for SatAlarm-ICM(TM) systems. The systems will be installed in special vehicles that provide critical communication services at disaster sites. The SatAlarm-ICM(TM) is an end-to-end satellite-based messaging and tracking system. The user can send and receive short messages, even in very remote locations where other forms of communication are not available. It will be especially beneficial for the Disaster Communications division to track and communicate with vehicles in disaster areas anywhere regardless of any interruption of other communication infrastructures. While there can be no assurance of success, it is anticipated that an additional several hundred systems with be sold to the American Red Cross.

Bureau of Land Management (BLM): Also in April it was announced that the Bureau of Land Management (BLM,) an agency within the U. S. Department of the Interior, has purchased AMCI's SatAlarm-VisTrac(TM) systems for a pilot program. The systems will be installed in land vehicles, fixed-wing aircraft, and rotary-wing aircraft for firefighting surveillance. The program will be conducted through the BLM's Moab, Utah Field Office. AMCI's SatAlarm-VisTrac(TM) is a fully self-contained tracking system employed in locating mobile equipment and field personnel, and is currently being utilized for tracking in automotive, transportation, rail, and marine applications. The BLM dispatcher will be able to view the location of their aircraft and land vehicles within the mapping feature on their secure SatAlarm(TM) website, and at times when remote location information is critical. Opportunities for system sales by AMCI within the BLM number in the thousands.

New Sales Initiatives

There are several ongoing sales initiatives in various stages of negotiation and proposal. Some are anticipated to be closed within the next 30 to 90 days. Brief descriptions of some of these significant sales initiatives are as follows:

One of our Texas customers has developed a patented device for monitoring lubrication of compression pistons that, when coupled with AMCI's satellite data technology, creates a product offering that is unique in the oil and gas industry. Data is downloaded into a web-based application or to the customer's Palm Pilot. While there can be no assurance of success, AMCI is in negotiations for a joint venture to complete the development and distribution of the product which would serve a large national and international market.

While there can be no assurance of success, AMCI is in negotiations with several other existing and potential customers that (a) may result in an order from one of those customers of 200 units per month of AMCI's SatAlarm Sentry(TM) systems for delivery and installation over a 6 to 8 month period, (b) may result in an order from another of such customers of 1,200 of AMCI's SatAlarm Sentry(TM), (c) may result in an order from one of such customers with 50 systems now in place for an additional order of 500 systems, (d) by reason of customer approval already received, may result in an order from such customer for 500 of AMCI's SatAlarm Sentry(TM) systems, for which AMCI is awaiting a formal purchase order, and (e) by reason of internally recommended customer approval, may result in an order from another of such customers of up to 17,000 of AMCI's SatAlarm Sentry(TM) systems with an initial purchase order of 500 systems.

Initiative in Central America: It was announced in December 2000 that AMCI entered into a distribution agreement with Locolizadores Satelitales S. A. ("LOSAT") for AMCI's VisTrac(TM) solution for remote monitoring and control of fixed and mobile assets. Under the terms of the Agreement LOSAT will market AMCI's products to the energy, industrial, commercial, container, transportation, and consumer vehicle markets throughout Guatemala, Honduras, El Salvador, Nicaragua, Costa Rica, Belize, and Panama through their network of distributors.

Central America is an exciting market for AMCI because of its existing and growing demand for remote monitoring. Our agreement with LOSAT is an important step for us to establish a foothold in this market. With successful testing already underway in Costa Rica, the deployment of AMCI's VisTrac(TM) systems will help establish a strong presence in this vast market, and provide a cost-effective wireless solution to several industries.

There is a real need for tracking, telemetry, and messaging in Central America, especially for trucking and insurance industries.

Headquartered in San Jose, Costa Rica, and with offices also in Panama, four-year old LOSAT employs twenty-five people. LOSAT is an established organization devoted to marketing asset management solutions throughout Central America, and also markets satellite time for high speed internet. Among their clients are General Electric, and the governments of Costa Rica and Panama. The principals of LOSAT have extensive business relationships in the transportation and security industries, and will establish a customer service center for the VisTrac(TM) system to accommodate their customers' needs.

Cost of Revenues

Cost of revenues increased approximately 28% in the nine-month period ended April 30, 2001, as compared to April 30, 2000. This increase is primarily due to the nature of revenues earned. The costs associated with developing new products is higher than those associated with existing products.

Payroll, Payroll Taxes and Related Benefits

Payroll, payroll taxes, and related benefits increased $402,242 in the nine months ended April 30, 2001, as compared to April 30, 2000. This is attributable to the fact that we had 17 employees (6 more than at present) during the prior nine months ended April 30, 2000. The total number of employees as of April 30, 2001, is 11.

General and Administrative

There was an approximate 48% increase in total selling, general and administrative expenses compared to the nine-month period a year ago. The general, selling and administrative costs have increased due to our expansion of operating facilities, new product development, new marketing initiatives, and an increase in our administrative, operations, engineering and sales staff.

Consulting fees

Consulting fees increased 416% from $49,771 to $256,810 for the nine months ended April 30, 2001 and 2000, respectively. The large increase is primarily due to the fact that we have increased our development of new and existing products that requires us to engage outside consultants.

Other Income and Expenses

Interest expense increased to $84,719 for the nine months ended April 30, 2001. This increase is due to the accrual of interest on loans from related arties, including a $675,000 convertible note dated November 9, 2000 and a $300,000 convertible note dated April 23, 2001. Loan costs increased to $41,875 for the nine months ended April 30, 2001. This increase is due to the amortization of the debt discount associated with convertible notes dated April 7, 2000 and June 6, 2000. Other income increased to $23,148 for the nine months ended April 30, 2001. This increase is primarily due to the resignation and severance agreement reached with one of our directors, James Statham effective September 30, 2000. As part of this agreement, Mr. Statham agreed to a settlement in an amount of $37,884 less than the amount that was owed him, resulting in a write-down of the accrued liability in the same amount.

Net Loss

The net loss has increased to $1,888,903 or $.086 per share as compared to $1,098,837, or $.059 per share, for the nine months ended April 30, 2001 and 2000 respectively. Net loss has increased primarily because of our focus on the research and development of digital, wireless and wireline telecommunications systems and our efforts to increase the quality of our existing products and produce future revenues. The net loss has also increased due the acquisition of CompuGraphics Corporation in July of 2000.

Financial Condition, Liquidity and Capital Resources

Cash equivalents on hand at April 30, 2001 are not adequate to meet our short-term capital needs. As a result of net losses incurred, we have used substantial working capital in our operations. As of April 30, 2001, current liabilities exceeded current assets by $532,991 compared to $854,772 as of April 30, 2000.

On April 18, 2001 AMCI entered into an agreement with two of its substantial shareholders for the funding of $100,000 per month over six months through September 2001 to assist with AMCI's monthly operating requirements. While they are not obligated to fund the balance, they have funded the first two installments of $100,000 each for April and May, and it is anticipated that the remaining monthly fundings will occur.

During the last ten months we have sold 1,292,297 shares of our common stock for net proceeds of $608,000. Additionally, on April 23, 3001 we received $100,000 pursuant to a convertible note agreement. Although we believe that our current and several new investors are committed to our future success, which will enable us to meet our future capital requirements, there can be no assurance that additional funds will be available when needed on commercially reasonable terms.

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

                                          American Millennium Corporation, Inc.

DATED: June 14, 2001                              By: /s/ Andrew F. Cauthen

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

DATED: June 14, 2001                            By:  /s/ Andrew F. Cauthen

                                         --------------------------------------
                                         Andrew F. Cauthen, Director,
                                         President, Chief Executive Officer,
                                         (Chief Executive Officer)

DATED: June 14, 2001                            By:  /s/ Bruce R. Bacon

                                         --------------------------------------
                                         Bruce R. Bacon, Director, Chief
                                         Technology Officer, Vice President
                                         of Engineering

DATED: June 14, 2001                            By:  /s/ Shirley Harmon

                                         --------------------------------------
                                         Shirley Harmon, Director
                                         (Corporate Secretary)


DATED: June 14, 2001                            By:  /s/ Stephen F. Watwood

                                         --------------------------------------
                                         Stephen F. Watwood, Director, Chairman
                                         of the Board, Vice President of
                                         Business Development

DATED: June 14, 2001                            By:  /s/ Thomas W. Roberts

                                         --------------------------------------
                                         Thomas W. Roberts, Treasurer

DATED: June 14, 2001                            By:  /s/ Ronald J. Corsentino

                                         --------------------------------------
                                         Ronald J. Corsentino, Controller
                                         (Principal Financial Officer)