Form 10KSB
period 2001-07-31
AMERICAN MILLENNIUM CORP INC
filed 2001-11-13
CIK 350193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                              For the fiscal year ended July 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the issuer's most recent fiscal year were $282,055.

The aggregate market value of the 25,523,328 shares held by non-affiliates of the issuer as of November 9, 2001, computed by using the average of the ask and bid prices on November 9, 2001, of $.17 and $.17 is as follows:

         Average $.17/share X 25,523,328 shares = $4,372,966

The number of shares outstanding of the issuer's common stock as of November 9, 2001, is 25,523,328. There are approximately 804 shareholders of record as of November 9, 2001.

                      AMERICAN MILLENNIUM CORPORATION, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE

----
PART I

Item 1.       Description of Business                                        2
Item 2.       Description of Property                                        6
Item 3.       Legal Proceedings                                              6
Item 4.       Submission of Matters to a Vote of Security Holders            6

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters       6
Item 6.       Management's Discussion and Analysis or Plan of Operation      8
Item 7.       Financial Statements                                          11
Item 8.       Change In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       29

PART III

Item 9.       Directors, Executive Officers, Promoters, and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act         29
Item 10.      Executive Compensation                                        31
Item 11.      Security Ownership of Certain Beneficial Owners and Management34
Item 12.      Certain Relationships and Related Transactions                37

PART IV

Item 13.      Exhibits and Reports on Form 8-K                              38

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

FORWARD LOOKING INFORMATION

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact should be considered by you to be forward-looking statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which our customers participate; competition within our industry, including competition from much larger competitors; technological advances which could render our products less competitive or obsolete; failure by us to successfully develop new products or to anticipate current or prospective customers' product needs; price increases or supply limitations for components purchased by us for use in our products; and delays, reductions, or cancellations of orders previously placed with the us.

--------------------------------------------------------------------------------
Item 1. Description of Business
--------------------------------------------------------------------------------

History

American Millennium Corporation, Inc. is a New Mexico corporation organized in 1979 under the name Energy Optics, Inc. (Energy) to develop various technologies for industrial and consumer applications. Energy was unable to realize revenue sufficient to maintain an active status, and was unsuccessful in securing funding sufficient to aggressively market these devices and systems. After becoming inactive and ceasing all initiatives to pursue funding for production and marketing, Energy was de-listed from the NASDAQ Small Cap listing. However, as an inactive over-the-counter stock, Energy's principals maintained the corporate books, kept Energy in good standing and retained its status as fully reporting to the Securities and Exchange Commission.

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

In June 1997, Energy acquired business assets including real estate in Tavares, Florida, buildings, equipment and a controlling stock interest of Lean Protein Foods, Inc., a specialty food company, in a transaction totaling approximately $3.6 million. In September and October 1997, Energy acquired a total of 80% of American Millennium Corporation and 20% of Microgravity Aviation Corporation, both of which were development stage enterprises. Early in 1998, Energy discontinued operations of Lean Protein Foods, Inc. and on July 31, 1998, sold its interest. Management also negotiated the rescissions of both the purchase contracts for a 20% stock ownership held in Microgravity Aviation Corporation and the contract for purchase of the real estate in Tavares, Florida.

Under an Agreement and Plan of Merger dated May 27, 1998, Energy merged with American Millennium Corporation, a subsidiary of which Energy owned approximately an 80% interest, with the parent as the surviving corporation. Upon completion of the merger, we changed our name to American Millennium Corporation, Inc.

In July of 2000, we completed our acquisition of CompuGraphics Corporation, a Florida corporation. As a result of the acquisition, CompuGraphics Corporation was merged into American Millennium Corporation, Inc.

Our corporate headquarters are located at 1010 Tenth Street, Suite 100, Golden, Colorado 80401, and our telephone number is (303) 279-2002.

Products

Our current focus is on providing hardware and software solutions to facilitate timely, accurate, and cost effective one-way and two-way delivery of information via satellite communication and the Internet. We offer a service where customers can access information about various fixed and mobile assets through a custom Internet based software application. With our SatAlarm application, customers can use their existing PC and Internet connection to select a particular asset, and request various information including location, speed, temperature and sensor readings.

Through utilization of newly available two-way satellite communication, we can monitor currently isolated facilities and equipment. We have activated over three hundred systems for satellite monitoring of oil and gas production and pipeline equipment as well as systems for monitoring and tracking rail and highway vehicles. Assets that could not be practically served by land-based communication systems can now utilize satellite monitoring and tracking to yield significantly better equipment management. This results in increased production, less product loss and increased capital efficiency for our customers.

Our principal suppliers of both satellite terminals and satellite airtime include Vistar Datacom, Inc. and ORBCOMM USA L.P. Under the terms of our agreement with Vistar Datacom, Inc., we can provide solutions based on Vistar's GlobalWave network to customers in the oil and gas market throughout the 48 contiguous states and Canada. Under the terms of our past agreement with ORBCOMM, we are able to offer tracking and remote monitoring for customers in the oil and gas, rail car, and cargo container industries, although an exception has been provided for the sale of monitoring units as well as satellite airtime by us to General Motors Corporation. On September 15, 2000, ORBCOMM USA, LP filed for relief under Chapter 11 of the United States Bankruptcy Code. Although some of our applications are completely dependent upon ORBCOMM, most of our current and future applications can be supported using Vistar airtime with minimal time and costs involved in switching airtime applications. ORBCOMM has emerged from bankruptcy and is now under new management. It is expected that the Company will enter into a new airtime agreement with ORBCOMM shortly or will obtain airtime from one of ORBCOMM's resellers.

HOW DOES SATALARM WORK?

     1. Status, location, malfunction or failure information is sent from our hardware located on a customer's asset to a satellite network.

     2. The information passes through the satellite network to our service center for analysis. The customer can then either access a web site to check the status of their asset, or SatAlarm can automatically alert the customer with various alarms.

Since travel times to remote units can be measured in hours, accurate information of this nature is of great value. We become a key and ongoing link in the customer's value chain. We share in that value by charging for our engineering, installation, and operating services as well as receiving a recurring fee for the communication traffic. By way of example, several units have been contracted for by a customer and were provisioned by us to monitor gas well compressors and the mainline station compressor. Our customer will receive daily reports that the units are running or not running, as well as alarm reports whenever the units shut down unexpectedly. We provide a secure website on the Internet for this customer to view the operating conditions and alarms.

CURRENT OPERATIONS

OIL AND GAS CUSTOMERS. We have various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. We currently have several hundred of our Sentry units that are activated and monitoring production assets for our customers. We also have many potential customers with Sentry units in active field trials. These units are currently monitoring a variety of assets in the United States. Much of oil and natural gas production occurs in largely remote areas far beyond the economic range of wired or terrestrially based wireless communication. Key to the operation of these production sites are enormous compressors used to extract, collect, and transfer the oil and gas to transmission pipelines. The malfunction or failure of one of these compressors is a red-alert event for the production operator. The economic loss can be measured in thousands of dollars per hour of down time, resulting in a high value to reducing the duration of an outage. The Sentry product produced by has been designed for easy installation and operation. Customers simply place the Sentry on the top of the compressor facing south and turn it on. There is no connection to the compressor required as the Sentry is battery powered. Currently, approximately 80% of our revenues are derived from the oil and gas industry.

In July of 2000, we completed our acquisition of CompuGraphics Corporation. CompuGraphics has developed Sat-Trac, which is similar to our SatAlarm application. Sat-Trac is also a user interface that allows customers to view a variety of conditions for a particular customer owned asset. Our current plans include marketing Sat-Trac as a stand-alone software product to be used by customers to monitor assets.

Our current revenues are dependent on a few major customers. As of July 31, 2001 approximately 64% of our accounts receivable are due from three customers, and approximately 58% of our revenues are generated from three customers.

Predominately all of our expenses during the last two years have been related to the research and development and customization of our hardware and software applications. Less than 5% of these total costs have been borne directly by our customers. We released the first version of SatAlarm in late November 2000, which was our first commercially available product.

PROPRIETARY TECHNOLOGY APPLICATIONS. We believe that we have now developed certain proprietary technologies for the monitoring of various types of assets utilizing the ORBCOMM and Vistar systems. In addition to monitoring of data communications, we have the ability to remotely control functions at the asset location. Due to the sensitive and proprietary nature of this technology as well as our intent to protect us to the extent that is possible with patent applications, we are unable to disclose specific aspects of the systems. Nevertheless, we believe that the applications are both valuable and viable. We are presently in discussion with several companies regarding licensing and/or joint venture proposals within the scope of the technologies and their respective applications. We have retained the service of Dorr, Carson, Sloan & Birney, PC, a Denver, Colorado based patent, trademark and copyright law firm, to effect these applications. Effective August 31, 2001, our vibration sensing satellite call out unit has a Patent Pending with the US Patent and Trademark Office.

MARKETING. We believe that a significant base of recurring revenues derived from monthly satellite monitoring charges will build our value. Our principal marketing efforts are directed toward the oil and gas market in the United States, which has a need for monitoring of high value assets. Our personnel work with management and engineers in order to determine their technological needs, cost objectives and to develop solutions for their individualized asset monitoring requirements. Marketing efforts are performed by both our personnel and outside sales service providers.

COMPETITION. There are numerous competitors to ORBCOMM's and Vistar's satellite based data and messaging service. However, we are confident that there does not exist, at present, any competition of a formidable nature for several reasons. First, geostationary systems and terrestrial-based wireless networks are regional, not global, in coverage. Secondly, the big Low Earth Orbit systems such as Iridium and Globalstar must focus on voice telephony to build rapid revenues to service the multi-billion dollar capitalization costs associated with their deployment. Also, their electronic architecture makes it expensive to send data and the end-user equipment is expensive. Additionally, the majority of the satellite systems in development exist only on paper and have either not obtained financing or licensing or both. We do not believe that any system either deployed or in development can compete with the ORBCOMM/Vistar/AMCI collective ability to provide the low cost service for data transfer, the small, inexpensive communicators, or the ability to provide global near-real-time two-way communications, although there is potential competition from other ORBCOMM and Vistar resellers who are licensed to market services within the same industries as we have focused. Also, ORBCOMM and Vistar are marketing their own services to virtually all industries via in-house resellers and employed sales personnel. We believe that the market is vast and we are protected with mutual agreements of non-disclosure and non-circumvention with ORBCOMM and Vistar on any initiatives brought forward by us.

Remote asset monitoring via satellite is a relatively new market, in which no one supplier has a majority of market share. The market is new and emerging, and we believe that with our SatAlarm application, we will be participants in the development of a substantial future market. Potential substitutes for our product include cellular services. Cellular service is still not available in all remote areas, which gives our application an advantage, as the possibilities for satellite access are available virtually everywhere.

MANUFACTURING AND SUPPLIERS. We purchase the satellite terminal component for our hardware units from Vistar Datacom and ORBCOMM authorized manufacturers. In the case of Vistar, they are the sole source for that component. Airtime for satellite monitoring is also purchased from Vistar and ORBCOMM.

GOVERNMENT REGULATIONS. As value-added resellers for Vistar and ORBCOMM, our services and products are subject to the rules and regulations of the Federal Communications Commission. We anticipate no problems in obtaining the necessary certifications in a timely manner as required.

PERSONNEL

As of October 29, 2001, we had ten full-time employees, four of whom are directors or officers. None of our employees are represented by a labor union, and we consider our employee relations to be good.

--------------------------------------------------------------------------------
Item 2. Description of Property
--------------------------------------------------------------------------------
RENTS AND LEASES

Our corporate headquarters are located in a 4,600 square foot facility in Golden, Colorado. Under the terms of a lease agreement dated December 8, 1999, between us and Sucia Corporation, LLC, we are to occupy the Golden offices for a term of thirty-six months beginning the first day of December 1999 with a monthly rent of $4,600. We believe that our current facilities will be adequate to accommodate our needs for the foreseeable future.

PROPERTY AND EQUIPMENT

The furniture, fixtures and equipment used in the conduct of our business have a historical cost of approximately $239,000. We also own monitoring units that are leased to various customers, as well as demonstration units with a total historical cost of approximately $23,000.

--------------------------------------------------------------------------------
Item 3. Legal Proceedings
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------
Item 5. Market for Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

Our common stock is traded on the NASDAQ over-the-counter market. Since May of 1986, it has been listed in the "pink sheets" and is currently listed on the National Association of Securities Dealers' Electronic Bulletin Board under the symbol "AMCI". Individual systems may add other symbols for access. Listed below are the high and low bid for each of the last eight quarters. The quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions.

FISCAL YEAR ENDED JULY 31, 2001                            HIGH      LOW
                                                        ---------  ---------
First Quarter                                             $ .938      $.406
Second Quarter                                            $ .984      $.375
Third Quarter                                             $ .750      $.203
Fourth Quarter                                            $ .580      $.220

FISCAL YEAR ENDED JULY 31, 2000                            HIGH      LOW
                                                        ---------  ---------
First Quarter                                             $ .344      $.250
Second Quarter                                            $1.344      $.203
Third Quarter                                             $1.563      $.906
Fourth Quarter                                            $1.063      $.625

HOLDERS

As of November 9, 2001, there were 804 stockholders of record and approximately 25,523,328 shares of our common stock issued and outstanding.

DIVIDEND POLICY

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We made the following unregistered sales of common stock during the year ended July 31, 2001:

For the year ended July 31, 2001, we issued 128,750 unregistered common shares to pay professionals and consultants in lieu of cash, or as compensation for accrued, unpaid wages and salaries to corporate officers. We issued Karen R. Griffith 25,000 shares of our common stock for interest payment and The Charterbridge Financial Group 103,750 shares of our common stock for services in connection with advertising and marketing.

On August 24, 2000, the Board of Directors authorized the issuance of 50,000 shares of restricted common stock to one private investor, Peter Jankowski. We received net proceeds of $50,000 from the sale of these shares. Each of the shares issued carries a warrant to purchase one additional share of our common stock for $1.00 per share.

On September 18, 2000, the Board of Directors authorized the issuance of 131,579 shares of restricted common stock to two private investors, AlphaCom, Inc and Doug Chalmers, MD. We received net proceeds of $75,000 from the sale of these shares. Each of the shares issued carries a warrant to purchase one additional share of our common stock for $1.00 per share.

On November 9, 2000, we entered into a Series 1 Convertible Note Purchase Agreement providing for the offer, sale, issuance and delivery of up to $675,000 in principal amount of Series 1 Convertible Notes with Purchase Warrants. The note was issued to two private investors, Options Unlimited and Rodney Schoemann, Jr. Under the Agreement, we issued $675,000 principal amount of Convertible Notes convertible into 1,377,551 shares of our Common Stock at $.49 per share. With such Convertible Notes we issued Purchase Warrants entitling the holder to purchase up to 1,377,551 shares of our Common Stock at an exercise price of $.63 per share. We received net proceeds of $636,250 from the issuance of this convertible note. As of November 9, 2001, this note has not been converted into equity and is still outstanding.

On November 15, 2000, the Board of Directors authorized the issuance of 25,000 shares of restricted common stock to one private investor, Patrick Galvin. The Company received net proceeds of $25,000 from the sale of these shares. Each of the shares issued carries a warrant to purchase one additional share of our common stock for $1.00.

On January 5, 2001, a stockholder, the Chelverton Fund, exercised warrants to purchase 100,000 shares of our restricted common stock. We received net proceeds of $25,000 from the exercise of these warrants.

On February 5, 2001, and March 15, 2001, the Board of Directors authorized the issuance of 985,715 shares of our restricted common stock to two New York investors, Michael Bowe and the Zable Family Trust, pursuant to an exemption letter obtained from the New York Department of Law. The shares were sold at prices ranging from $.35 to $.49 per share; resulting in net proceeds to us of $433,000. One investor holds a warrant to purchase 285,715 common shares of our stock at a purchase price of $.35 per share for a period of three years.

On April 23, 2001, we entered into a Series 1 Convertible Note Purchase Agreement providing for the offer, sale, issuance and delivery of up to $300,000 in principal amount of Series 1 Convertible Notes with Purchase Warrants. The agreement was entered into with Rodney Schoemann, Jr., a private investor. Under the Agreement, we issued $300,000 principal amount of Convertible Notes convertible into 1,363,636 shares of our common stock at $.22 per share. With such Convertible Notes we issued Purchase Warrants entitling the holder to purchase up to 1,363,636 shares of our common stock at an exercise price of $.27 per share. We recorded a debt discount of $245,454 relating to the issuance of this note. Attributable to the beneficial conversion feature is $145,454 calculated by the excess of the fair value of our common stock on April 23, 2001 of $.38 and the conversion price of $.22. Attributable to the stock purchase warrants is $99,998 calculated by the excess of the fair value of our common stock on April 23, 2001 of $.38 and the warrant price of $.27 pursuant to APB No. 14. We received net proceeds of $200,00 from the issuance of this convertible note. As of July 31, 2001 this note has not been converted into equity and is still outstanding.

On June 18, 2001, the Board of Directors authorized the issuance of 900,000 shares of restricted common stock to one private investor, Jerry D. Kennett, MD. We received net proceeds of $125,000 from the sale of these shares.
Each of the shares issued carries a warrant to purchase one additional share of the Company's common stock for $0.27 for a period of five years.


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


RESULTS OF OPERATIONS

We had a net loss of $2,862,490 (or $.12 per share) on revenues of $282,055 for the year ended July 31, 2001 compared to a net loss of $2,725,775 (or $.15 per share) on revenues of $341,418 for the year ended July 31, 2000. The increase in net loss was primarily attributable to the increase in interest expense, write-off of equipment and the loss on an impairment of non-compete agreement for the year ending July 31, 2001.

Gross profit for the year ended July 31, 2001, was $93,540 (33% of sales) compared to $128,812 (37%) for the year ended July 31, 2000. The cost of sales for fiscal year 2001 consisted primarily of hardware units and airtime sold while costs of sales for 2000 were attributable to the costs of joint product development that were not a true indication of the cost of the product sold.

Selling, general and administrative expenses were $2,373,978 for the year ended July 31, 2001, compared to $2,611,054 for the year ended July 31, 2000. The decrease in selling, general and administrative expenses is primarily due to stock options issued to key officers and directors, resulting in a compensation charge of $1,048,671 for the year ended July 31, 2000, and only $187,000 for the year ended July 31, 2001.

We earned $282,055 from sales revenue in 2001 compared to $341,418 in 2000. The revenue was derived primarily from the sale of hardware and airtime to new and existing customers.

As of July 31, 2001, we had available income tax net operating loss carryforwards of $12,119,889, tax credits of $21,379 and capital loss carryforwards of $2,328,670 that can be used to offset future taxable income, subject to certain restrictions based on significant ownership changes.

EFFECTS OF INFLATION

We believe that our revenues and results of operations have not been significantly affected by inflation during the three years ended July 31, 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We understand that cash equivalents on hand at July 31, 2001, are not adequate to meet even our short-term capital needs. We continue to have negative working capital and a deficiency in assets of approximately $1,562,220 for fiscal year 2001 and $566,925 for fiscal year 2000. Due to our focus on product development, we have not been profitable since our re-organization in 1998. We expect this to continue as we are still firmly committed to new product and service development. Although our forward-looking business plan calls for a continual increase in sales of developed products, we are also planning for increased development costs that will not be offset by increased revenue in the near future.

To fund our operations we will need to pursue additional sources of cash in the short term. As of July 31, 2001, we had substantially no working capital. Our cash funds are not sufficient to cover current operating expenses. Our revenues are not estimated to cover expenses until June 2002, and in the interim the Company will need an additional $2 million in capital funding. The availability of other sources of cash may, or may not, materialize and thus, present a significant risk that we will exhaust our financial resources in the short term, with no ability to pay for ongoing operational expenses, before our revenues can be developed to adequately cover its expenses. Because of these factors, our auditors have expressed substantial doubt as to our ability to continue as a going concern, as noted in the financial statements.

We purchase major components for our products from limited sources. The continued financial viability of each of these companies will significantly determine our future. Because our technology is dependent on our two major suppliers, the discontinuance of operations of either one could have a significant negative impact on the deliverability of our products. Because of the "new" nature of this product line, each of our suppliers must also be considered "start-up" in nature, and also subject to the volatility and risk that comes with a start-up business.

We have no material commitments for capital expenditures and expect no significant changes in the number of employees. We will continue to out-source production and manufacturing and major marketing efforts will be performed by the officers and directors.

Net cash used in operating activities was $1,703,560 for the year ended July 31, 2001, compared to $1,228,042 for the year ended July 31, 2000. The increase in net cash used in operating activities resulted primarily from the fact that for the year ended July 31, 2000, $1,048,670 of compensation was issued in the form of stock options, compared to only $231,700 for the year ended July 31, 2001.

Net cash used in investing activities was $165,741 for the year ended July 31, 2001 compared to $282,971 for the year ended July 31, 2000. The decrease in net cash used in investing activities resulted primarily from decreasing capital expenditures for computer equipment, purchased software and office equipment. Also, in 2000, $150,000 in cash was used in the acquisition of a non-compete agreement related to the CompuGraphics merger.

Net cash provided by financing activities was $1,768,337 for the year ended July 31, 2001, compared to $1,602,925 for the year ended July 31, 2000. The increase in net cash provided by financing activities resulted primarily from the sale of common stock and convertible securities to various accredited private investors.

If we are unable to raise additional funds before December 2001, we may have to limit our operations to an extent not presently determinable by management, but which may include the sale of any assets owned or our ceasing to conduct business. Although we have no commitments for capital, we may raise additional funds through:

      - public offerings of equity, securities convertible into equity or debt,
      - private offerings of securities or debt, or other sources.

Current shareholders should assume that any additional funding will cause substantial dilution to their ownership. In addition, we may not be able to raise additional funds on favorable terms, if at all.

We believe our existing cash, together with projected cash flows from operations and the availability of future equity offerings, will be sufficient to meet our cash requirements for at least the following twelve months. In July of 2001, we began commercial production of our Sentry product, a satellite based modem equipped with a vibration switch intended to remotely monitor oil and gas compressors. We currently have orders from customers for approximately 600 Sentry units and are expecting several thousand more orders over the next several months. We believe that the production and sale of this product line, along with several others we intend to introduce over the next 12 months, will place us in a cash flow positive position.

--------------------------------------------------------------------------------
Item 7.  Financial Statements
--------------------------------------------------------------------------------
Our financial statements are included below (with an index listing all such statements) in response to this item.

      AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDING JULY 31, 2001 AND 2000

                          INDEX TO FINANCIAL STATEMENTS


INDEPENDENT AUDITOR'S REPORT                                                 12

FINANCIAL STATEMENTS

     Balance Sheets                                                          13

     Statements of Operation                                                 14

     Statements of Deficiency in Assets                                      15

     Statements of Cash Flows                                                16

NOTES TO FINANCIAL STATEMENTS                                          17 to 28

[LOGO]
Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                       Miami, Florida     33156-7564
A Professional Association                         Telephone      (305) 274-1366
                                                   Facsimile      (305) 274-1368
                                                   E-mail         info@uscpa.com
                                                   Internet        www.uscpa.com

                          INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
American Millennium Corporation, Inc.
Golden, Colorado

We have audited the accompanying balance sheets of American Millennium Corporation, Inc. as of July 31, 2001 and 2000, and the related statements of operations, deficiency in assets and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Millennium Corporation, Inc. at July 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                              /s/ Dohan and Company, P.A.
                                                  Certified Public Accountants

Miami, Florida
October 21, 2001


                                      12
Member:
Florida Institute of Certified Public Accountants
American  Institute of Certified Public  Accountants - Private Companies and SEC
  Practice Sections
SC International - Offices in Principal Cities World-Wide                 [LOGO]

AMERICAN MILLENNIUM CORPORATION, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------
July 31,                                                   2001        2000
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents..........................   $    4,184   $  105,148
  Accounts receivable, less allowance for doubtful
    accounts of $14,204 and $1,564...................       53,030       23,899
  Inventories........................................       37,758       21,161
  Prepaid expenses...................................        8,224        6,514
  Advances to employees .............................        3,000         --
  Short-term portion of non-compete agreement........       35,000       35,000
  Discount on issuance of debt.......................          --        41,875
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS.................................      141,196      233,597
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET..........................      145,409      154,714
--------------------------------------------------------------------------------
OTHER ASSETS
  Long-term portion of non-compete agreement.........          --       138,639
  Securities in closely-held corporation.............        3,040        3,040
  Security deposits..................................       12,753        7,407
  Other assets.......................................          760          760
  Deferred income tax asset, less valuation
    allowance of $5,207,267 and $3,385,497...........          --           --
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS...................................       16,553      149,846
--------------------------------------------------------------------------------
TOTAL ASSETS.........................................   $  303,158   $  538,157
================================================================================

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable....................................  $  320,950   $  226,792
  Accrued payroll and related taxes...................      79,361       44,149
  Accrued liabilities.................................      76,613      468,827
  Current portion of capitalized lease obligations....       9,547       24,473
  Notes payable to officers...........................      53,385      210,992
  Notes payable to related parties....................     189,576       62,285
  Note payable to stockholder.........................     200,000       25,899
  Advances from officers..............................        --         24,952
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.............................     929,432    1,088,369
--------------------------------------------------------------------------------
Long-term portion of capitalized lease obligations....       7,440       16,713
Long-term portion of interest payable ................      53,506         --
Convertible notes ....................................     875,000         --
--------------------------------------------------------------------------------
TOTAL LONG TERM LIABILITIES ..........................     935,946       16,713
--------------------------------------------------------------------------------
TOTAL LIABILITIES.....................................   1,865,378    1,105,082
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 10 AND 12)

DEFICIENCY IN ASSETS
  Preferred stock, 10,000,000 shares authorized;
    none issued                                               --           --
  Common stock, $.001 par value, 60,000,000 shares
    authorized; 23,723,328 and 21,402,284 shares
    issued and outstanding...........................       23,723       21,402
  Additional paid-in capital.........................   15,964,110   14,099,236
  Accumulated deficit................................  (17,550,053) (14,687,563)
--------------------------------------------------------------------------------
TOTAL DEFICIENCY IN ASSETS...........................   (1,562,220)    (566,925)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS...........   $  303,158   $  538,157
================================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
For the Years Ended July 31,                                2001        2000
--------------------------------------------------------------------------------
REVENUES.............................................   $  282,055   $  341,418
COST OF REVENUES.....................................      188,515      212,606
--------------------------------------------------------------------------------
GROSS PROFIT.........................................       93,540      128,812

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors.............      724,778    1,273,153
  Consulting - others................................      279,645      135,641
  Professional.......................................      169,128      184,574
  Employee salaries..................................      474,458      423,171
  Employee benefits and payroll taxes................      160,764       59,855
  Research and development...........................         --        136,507
  Travel.............................................      121,186      110,315
  Telephone and utilities............................       44,100       46,529
  Depreciation and amortization......................      136,772       17,798
  Other..............................................      263,147      223,511
-------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...    2,373,978    2,611,054
--------------------------------------------------------------------------------
LOSS FROM OPERATIONS.................................   (2,280,438)  (2,482,242)

OTHER INCOME (EXPENSES)
  Interest expense...................................     (366,196)    (148,208)
  Amortization of loan costs.........................      (41,875)    (109,647)
  Loss on disposal of property and equipment.........      (74,199)     (25,689)
  Miscellaneous income...............................        3,760       40,011
  Impairment of assets ..............................     (103,542)        --
--------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)........................     (582,052)    (243,533)
--------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES.............................   (2,862,490)  (2,725,775)

INCOME TAXES.........................................         --          --
--------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                         (2,862,490)  (2,725,775)
--------------------------------------------------------------------------------

NET LOSS.............................................   (2,862,490)  (2,725,775)
================================================================================
NET LOSS PER COMMON SHARE
   BASIC   ..........................................   $    (0.12)  $    (0.15)
   DILUTED ..........................................   $    (0.12)  $    (0.15)
================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   BASIC .............................................  22,249,332   18,218,392
   DILUTED ...........................................  22,249,332   18,218,392
===============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF DEFICIENCY IN ASSETS
FOR THE YEARS ENDED JULY 31, 2001 AND 2000
--------------------------------------------------------------------------------
                                  Additional                            Total
                  Common Stock     Paid-in    Accumulated            Deficiency
Description     Shares   Amount    Capital     Deficit       Other    in Assets
--------------------------------------------------------------------------------
Balance -
July 31, 1999 16,403,472 $16,404 $11,200,669 ($11,961,788)   $  --   $ (744,715)

Sale of
 common stock  3,130,001   3,130     713,520         --         --      716,650
Common stock
 issued for
  interest        25,000      25      6,225          --         --        6,250
Common stock
 issued for
 compensation    200,000     200      72,300         --         --       72,500
Common stock
 exchanged for
 services        165,200     165      87,365         --         --       87,530
Common stock
 exchanged for
 100% ownership
 in CompuGraphics
 Corp.           600,000     600     (   600)        --         --         --
Common stock
 issued for
 payment of
 accounts
 payable          23,170      23      19,440         --         --       19,463
Conversion of
 debt to equity  855,441     855     951,646         --         --      952,501
Stock options
 issued for
 services           --       --    1,048,671         --         --    1,048,671
Net loss for
 the year           --       --        --      (2,725,775)      --   (2,725,775)
--------------------------------------------------------------------------------
Balance -
July 31, 2000 21,402,284 $21,402 $14,099,236 $(14,687,563) $    --   $ (566,925)
--------------------------------------------------------------------------------
Sale of
 common stock  2,192,294   2,192     660,808         --         --      663,000
Common stock
 issued for
  interest        25,000      25       8,475         --         --        8,500
Common stock
 exchanged for
 services         70,000      70      54,621         --         --       54,691
Common stock
 issued for
 payment of
 accounts
 payable          33,750      34      13,466         --         --       13,500
Debt discount       --       --      248,621         --         --      248,621
Stock options
 issued for
 services and
 payment of debt    --       --      878,883         --         --      878,883
Net loss for
 the year           --       --        --      (2,862,490)      --   (2,862,490)
--------------------------------------------------------------------------------
Balance -
July 31, 2001 23,723,328 $23,723 $15,964,110 $(17,550,053) $    --  $(1,562,220)
================================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
For the Years Ended July 31,                                2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)........................................ $(2,862,490) $(2,725,775)
      Adjustments to reconcile net (loss) to net
        cash used used by operating activities:
        Depreciation and amortization.................     137,217       17,798
        Amortization of loan costs.....................     41,875      109,647
        Provision for bad debts.......................      12,640        1,564
        Loss on disposal of property and equipment....      74,199       25.689
        Common stock exchanged for services...........      68,191       87,530
        Stock options issued in consideration for past
          services....................................     231,700    1,048,670
        Common stock issued for compensation..........        -          72,500
        Common stock issued as interest     ..........       8,500         --
        Amortization of debt discount ................     248,621         --
        Write down of impaired asset .................     103,542         --
        Stock options issued for compensation .......      109,647         --
     (Increase) decrease in assets:
        Accounts receivable...........................     (41,771)      (5,098)
        Inventory.....................................     (16,597)     (15,186)
        Prepaid expenses..............................      (1,710)      (6,514)
        Other assets..................................        -         (42,893)
      Increase (decrease) in liabilities:
        Accounts payable..............................      94,158       54,527
        Accrued payroll and related taxes.............      35,212      (45,759)
        Accrued liabilities...........................        -         195,258
        Interest payable .............................      53,506         -
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES.................  (1,703,560)  (1,228,042)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts
   Proceeds from disposal of property and equipment...         400        1,700
--------------------------------------------------------------------------------
RECEIPTS FROM INVESTING ACTIVITIES....................         400        1,700
--------------------------------------------------------------------------------
 Disbursements
   Acquisition of property and equipment..............    (157,795)    (129,157)
   Acquisition of non-compete agreement...............        --       (150,000)
   Loans to employees ................................      (3,000)        -
   Additional security deposits and other.............      (5,346)      (5,514)
--------------------------------------------------------------------------------
DISBURSEMENTS FROM INVESTING ACTIVITIES...............    (166,141)    (284,671)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES.................    (165,741)    (282,971)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
   Proceeds from notes payable to officers.............    172,385      150,000
   Proceeds from related parties ......................     85,000        9,000
   Proceeds from note payable stockholder..............    200,000          200
   Proceeds from issuance of common stock, net.........    708,000    1,512,120
   Proceeds from issuance of convertible notes, net ...    830,000        --
   Proceeds from capitalized leases....................       --         13,809
--------------------------------------------------------------------------------
RECEIPTS FROM FINANCING ACTIVITIES.....................  1,995,385    1,685,129
--------------------------------------------------------------------------------
Disbursements
   Payments on notes due stockholder...................       --        (19,948)
   Payments on notes due related parties...............    (27,849)     (16,600)
   Payments on advances by officers...................        -         (13,713)
   Payments on notes payable to officers...............   (175,000)     (30,978)
   Payments on capitalized leases......................    (24,199)        (965)
--------------------------------------------------------------------------------
DISBURSEMENTS FROM FINANCING ACTIVITIES................   (227,048)     (82,204)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............  1,768,337    1,602,925
--------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...   (100,964)      91,912
CASH AND CASH EQUIVALENTS - BEGINNING..................    105,148       13,236
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING.....................$     4,184  $   105,148
================================================================================
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for:
     Interest..........................................$    12,601  $     5,471
     Income taxes......................................$     --     $      --

   In addition to amounts reflected above, common stock or common stock options were issued for:
     Notes payable to related parties..................$    88,183  $      --
     Note payable to officer...........................$   129,992  $      --
     Advances to officer reduced accrued liabilities...$    14,080  $    52,500
     Reduction of accounts payable.....................$    13,500  $    19,463
================================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2001 AND 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY American Millennium Corporation, Inc. (the Company), a New Mexico corporation, was organized in 1979 and has provided engineering services relating to research and development activities for outside parties as well as internal product development. The Company has developed various proprietary and patented technologies for industrial and consumer applications.

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

INVENTORIES Inventories consist of Subscriber Communicators and related parts. Inventories are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) method, or market.

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

REVENUE RECOGNITION The Company develops and sells satellite communication systems. Revenue from sales of satellite communication systems is recorded at the time the goods are shipped or access is granted to the service. The Company provides airtime to its customers on a month-to-month basis, which is recognized as revenue at the time the service is provided.

AMORTIZATION OF NON-COMPETE AGREEMENT The non-compete agreement is recorded at cost and amortized on a straight-line basis. Non-compete agreement is amortized over the term of the agreement, which is five years. Accumulated amortization was $36,458 as of July 31, 2001. Amoritization expense was $35,000 and $1,458 for the years ending July 31, 2001, and 2000, respectively.

AMORTIZATION OF LOAN COSTS Loan costs incurred in the acquisition of indebtedness is amortized using the straight-line method over term of the respective debt instrument.

CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE Concentrations of credit risk with respect to receivables results from the fact that approximately 56% of accounts receivable at July 31, 2001, was due from two customers. Further, approximately 62% of revenues from the sale of products and services are to three customers.

Risks associated with industry concentrations are limited due to the wide variety of customers and markets into which the Company's products and services are provided, as well as their dispersion across many different geographic areas.

The Company is economically dependent on ORBCOMM USA, L.P. (ORBCOMM), which has filed for protection under Chapter 11 of the Federal Bankruptcy Act, and Vistar Datacom, for whom it is a value-added reseller. ORBCOMM and Vistar Datacom both provide satellite service for the Company's monitoring devices and are also the suppliers for the main component of the Company's Subscriber Communicators.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during each period. Diluted net loss per common share is determined by using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

NOTE 2. RELATED PARTY TRANSACTIONS

NOTES PAYABLE On September 22, 2000, a stockholder advanced $20,000 to the Company in the form of a 30-day unsecured promissory note bearing interest at the rate of eight percent per annum. As of July 31, 2001, this note is still outstanding.

On October 6, 2000, a stockholder advanced $75,000 to the Company in the form of a 30-day unsecured promissory note bearing interest at the rate of eight percent per annum. As of July 31, 2001, this note is still outstanding.

On December 28, 2000, a stockholder advanced $125,000 to the Company in the form of a 45-day unsecured promissory note bearing interest at the rate of eight percent per annum. The Company received net proceeds of $118,750 from the issuance of this note. As of July 31, 2001 this note is still outstanding.

Notes payable to officers at July 31, 2001 and 2000, were $53,385 and $210,992, respectively. These notes are unsecured, due at various dates through July 31, 2002, and provide for annual interest at 6%. For the year ended July 31, 2001, officers of the Company advanced funds to the Company totaling $139,500.

On November 10, 2000 a note payable to an officer of the Company in the amount of $175,000 was paid in full, including accrued interest.

Notes payable to parties related by virtue of common control at July 31, 2001 and July 31, 2000 were $189,576 and $62,285, respectively. These notes are unsecured, due at various dates through July 31, 2002, and provide for annual interest at 6%.

STOCK OPTIONS On April 3, 2001 the Board of Directors authorized the issuance of options to purchase 3,406,225 shares of our common stock at an exercise price of $.10 per share. These options were issued to nine officers, directors and related parties in order to settle liabilities due them in the amount of $647,183. The nature of the liabilities settled with these options were as follows:

         Accrued consulting             $298,498
         Advances from officers           14,080
         Notes payable                   245,396
         Accrued salaries                 89,209
                                        --------
                                        $647,183
                                        ========

On April 24, 2001, the Company's Vice President of Technology and Chief Technology Officer, was granted an option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.19 per hare. The option is fully vested and shall be exercisable for three years. Compensation expense of $180,000 was recognized, which was determined by the difference between the option exercise price of $.19 and the market value of our stock on April 24, 2001 of $.37. These options remain unexercised as of July 31, 2001.

On April 24, 2001, the Board of Directors authorized the issuance of options to purchase 285,000 shares of the Company's common stock at an exercise price of $.25/share. These options were granted to certain individuals who were employed by the Company on February 1, 2001. The options are fully vested as of February 1, 2001 and are exercisable for two years. Compensation expense of $34,700 was recognized, which was determined by the difference between the option exercise price of $.25 and the market value of our stock on April 24, 2001 of $.37. These options remain unexercised as of July 31, 2001.

On May 29, 2001, the Controller and Principal Accounting Officer, was granted an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.19 per share. The option is fully vested and shall be exercisable for three years. Compensation expense of $17,000 was recognized, which was determined by the difference between the option exercise price of $.19 and the market value of our stock on May 29, 2001 of $.36. These options remain unexercised as of July 31, 2001.

NOTE 3.  BUSINESS COMBINATION

On July 18, 2000, the Company completed a merger with CompuGraphics Corporation by exchanging 600,000 shares of its common stock for all of the common stock of CompuGraphics. The merger was accounted for as a pooling of interest and accordingly the prior year's financial statements include the combined results of operations, financial position and cash flows of CompuGraphics.

Prior to the merger, CompuGraphics' fiscal year ended on December 31. In recording the business combination, CompuGraphics financial statements were restated to conform with the Company's year end. The effects of conforming CompuGraphics accounting policies to those of the Company were not material.

NOTE 4.  NON-COMPETE AGREEMENT IMPAIRMENT

During the fiscal year, the Company reviewed its non-compete agreement and realized the sum of the expected future net cash flows is less than the carrying amount of the asset. As a result, management determined that the useful life of the agreement should be reduced from five years to two years and an impairment loss of $103,542 was recognized. The remaining value of $35,000 will be amortized over the remaining year.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                          2001          2000
--------------------------------------------------------------------------------
  Office furniture and equipment                       $ 124,083   $  114,970
  Computer software                                      115,190       24,089
  Demonstrator Subscriber Communicators                   18,900       30,754
  Subscriber Communicators leased to customer              4,228        7,768
--------------------------------------------------------------------------------
                                                         262,401      177,581
  Accumulated depreciation                            (  116,992)  (   22,867)
--------------------------------------------------------------------------------
  Property and equipment, net                          $ 145,409   $  154,714
================================================================================

Depreciation expense for the years ending July 31, 2001 and 2000, amounted to $102,588 and $15,419, respectively. Of these amounts, $101,773 and $14,309 are included in other selling, general and administrative expenses for July 31, 2001 and 2000, respectively; and $815 and $1,109 are included in cost of revenues for July 31, 2001 and July 31, 2000, respectively.

NOTE 6.  SECURITIES IN CLOSELY-HELD CORPORATION

Archibald Brothers Fine Beverages, Inc. (Archibald) is a closely-held company in which the Company owns 30,400 shares of common stock. The shares are held in escrow pursuant to an agreement providing for the sale of shares under an option to a third party. Under this agreement the J.M. Smucker Company (a minority shareholder) has the option to acquire all remaining shares of Archibald at a predetermined formula price at the earlier of three years or upon sales reaching $28 million. The investment is recorded at the cost of $3,040. The fair value of this investment as of July 31, 2001 was $14,390.

In addition to the 30,400 shares of Archibald's common stock already owned, the Company has options to purchase up to 69,600 shares of common stock at $1 per share on or before October 31, 2001.

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued liabilities consisted of the following:
                                                           2001         2000
--------------------------------------------------------------------------------
    Professional fees                                  $   20,000   $ 133,874
    Consulting - officers                                  44,077     326,953
    Settlement                                              --          8,000
    Employee benefits                                       3,135        --
    Other accrued expenses                                  9,401        --
 -----------------------------------------------------------------------------
                                                       $   76,613   $ 468,827
================================================================================

NOTE 8.  COMMON STOCK

STOCK ISSUED FOR SERVICES On April 27, 2000, the Company entered into an agreement with The Charterbridge Financial Group, Inc. for consultation services in connection with new business opportunities and promotion of the Company to the public. The agreement calls for the issuance of 70,000 unregistered shares of the Company's common stock each quarter along with a monthly cash payment of $4,500. In October of 2000, the Company terminated the services to be provided by that company. 70,000 shares of the Company's unregistered common stock valued at $54,691 was issued on August 1, 2000 and 33,750 unregistered shares of the Company's common stock valued at $13,500 was issued on May 16, 2001 in settlement of the final amount due under the contract.

On June 25, 2001 the Board of Directors authorized the issuance of 25,000 shares of the Company's unregistered common stock to a stockholder as penalty shares for late payment of a 30 day note due the shareholder dated September 23, 1999.

On August 24, 2000 the Board of Directors authorized the issuance of 50,000 shares of restricted common stock to one private investor. The Company received net proceeds of $50,000 from the sale of these shares. Each of the shares issued carries a warrant to purchase one additional share of the Company's common stock for $1.00.

On September 18, 2000 the Board of Directors authorized the issuance of 131,579 shares of restricted common stock to two private investors. The Company received net proceeds of $75,000 from the sale of these shares. Each of the shares issued carries a warrant to purchase one additional share of the Company's common stock for $1.00.

On November 15, 2000 the Board of Directors authorized the issuance of 25,000 shares of restricted common stock to one private investor. The Company received net proceeds of $25,000 from the sale of these shares. Each of the shares issued carries a warrant to purchase one additional share of the Company's common stock for $1.00.

On January 5, 2001, a stockholder exercised warrants to purchase 100,000 shares of the Company's restricted common stock. The Company received net proceeds of $25,000 from the exercise of these warrants.

On February 5, 2001 and March 15, 2001 the Board of Directors authorized the issuance of 985,715 shares of the Company's restricted common stock to two New York investors pursuant to an exemption letter obtained from the New York Department of Law. The shares were sold at prices ranging from $.35 to $.49 per share; resulting in net proceeds to the Company of $433,000. One investor holds a warrant to purchase 285,715 common shares of the Company's stock at a purchase price of $.35 per share for a period of three years.

On June 18, 2001 the Board of Directors authorized the issuance of 900,000 shares of restricted common stock to one private investor. The Company received net proceeds of $125,000 from the sale of these shares. Each of the shares issued carries a warrant to purchase one additional share of the Company's common stock for $0.27 for a period of five years.

STOCK OPTIONS During the year ending July 31, 2001, the Board of Directors granted to various officers, directors and related parties of the Company stock options in consideration for past services, in settlement of accrued liabilities and as future incentive to perform for the Company. At July 31, 2001, there were 6,353,100 shares under option at exercise prices ranging from $.10 to $.19 per share which expire on various dates through April 24, 2004. All options vest immediately upon grant. Compensation expense of $197,000 has been recognized in the current fiscal year relating to the granting of these options. As of July 31, 2001, none of the options have been exercised.

During the year ending July 31, 2001, the Board of Directors granted to employees, who were employed by the Company on February 1, 2001, options to purchase one share of common stock at an exercise price of $.25. These options vest immediately upon grant and have a maximum term of 2 years. During the current fiscal year compensation expense of $34,700 has been recognized relating to the granting of these options. As of July 31, 2001 there were 285,000 shares reserved for issuance under this plan. All of these options remain unexercised as of July 31, 2001.

Pursuant to employment agreements entered into during fiscal year 2000 and 2001, certain employees were granted options to purchase the Company's common stock at $1.00 per share, which was more than 100% of the market price on the dates the options were granted. Accordingly, no compensation expense has been recorded in the current fiscal year relating to these options. The options vest after one year of service and have a maximum term of 3 years. At July 31, 2001, 600,000 shares were reserved for future issuance under the plan.

NOTE 9. INCOME TAXES

Deferred income taxes and benefits for 2001 and 2000 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 35%) of these temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                         Current
                                                         Period
                                            2000         Changes          2001
--------------------------------------------------------------------------------
Deferred tax assets:
Accrued officers' compensation        $   114,436     ($114,436)  $      --
Allowance for bad debts                      --           4,971         4,971
Stock options offered as compensation        --          81,095        81,095
Unamortized portion of non-compete
   agreement                                 --          57,167        57,167
Net operating loss carryforwards        3,013,845     1,228,119     4,241,964
Capital loss carryforwards                815,035          --         815,035
--------------------------------------------------------------------------------
                                        3,943,316     1,256,916     5,200,232
Investment credit carryforwards             3,836          --           3,836
Research credit carryforwards              17,543          --          17,543
--------------------------------------------------------------------------------
                                        3,964,695     1,256,916     5,221,611
Valuation allowance                    (3,950,273)   (1,256,994)   (5,207,267)
--------------------------------------------------------------------------------
Deferred tax asset                         14,422    (       78)       14,344
--------------------------------------------------------------------------------
Deferred tax liabilities:
Excess book depreciation over
 tax depreciation                          14,422    (       78)       14,344
--------------------------------------------------------------------------------
Deferred tax liability                     14,422          --          14,344
--------------------------------------------------------------------------------
Net deferred tax asset (liability)    $      --       $    --     $      --
================================================================================

For the year ended July 31, 2001, the Company generated, for U.S. income tax purposes, a net operating loss of approximately $2,805,500, resulting in a total loss carryforward of approximately $12,119,900. Capital loss carryforwards at July 31, 2001, were $2,328,670. These loss carryforwards expire at various dates through the year 2019.

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

For the year ended July 31, 2001, no tax credits expired. Remaining tax credits total $21,379 which expire at various dates through 2005. As a result of significant changes in ownership as defined in Section 383 of the Internal Revenue Code, the Company's ability to utilize tax credits available before the ownership change will be limited.

NOTE 10. OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. As a result, the Company has incurred operating losses of $2,862,490 and $2,725,775 for the years ending July 31, 2001 and 2000, respectively.

In addition, the Company has used substantial working capital in its operations. As of July 31, 2001 and 2000, current liabilities exceed current assets by $788,236 and $854,772, respectively. Cash used by operations for the years ended July 31, 2001 and 2000, amounted to $1,703,560 and $1,228,042, respectively.

Sales are expected to fund day-to-day operations and marketing activities related to digital, wireless and wireline communications endeavors. Management plans to raise additional capital by further issuance of the Company's common stock through the private offering of stock under Regulation D, Rule 506, and additional offerings to the public under Form SB-2 and other capital instruments.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 11. NOTES PAYABLE

On November 9, 2000, the Company entered into a Series 1 Convertible Note Purchase Agreement providing for the offer, sale, issuance and delivery of up to $675,000 in principal amount of Series 1 Convertible Notes with Purchase Warrants. Under the Agreement, the Company shall issue $675,000 principal amount of Convertible Notes convertible into 1,377,551 shares of Common Stock of the Company at $.49 per share. With such Convertible Notes the Company will issue Purchase Warrants entitling the holder to purchase up to 1,377,551 shares of the Common Stock of the Company at an exercise price of $.63 per share. The Company received net proceeds of $636,250 from the issuance of this convertible note. As of July 31, 2001, this note has not been converted into equity and is still outstanding.

On April 23, 2001, the Company entered into a Series 1 Convertible Note Purchase Agreement providing for the offer, sale, issuance and delivery of up to $300,000 in principal amount of Series 1 Convertible Notes with Purchase
Warrants. Under the Agreement, the Company is to issue $300,000 principal amount of Convertible Notes convertible into 1,363,636 shares of Common Stock of the Company at $.22 per share. With such Convertible Notes the Company will issue Purchase Warrants entitling the holder to purchase up to 1,363,636 shares of the Common Stock of the Company at an exercise price of $.27 per share. The Company has recorded a debt discount of $245,454 relating to the issuance of this note. Attributable to the beneficial conversion feature is $145,454 calculated by the excess of the fair value of the Company's common stock on April 23, 2001 of $.38 and the conversion price of $.22. Attributable to the stock purchase warrants is $99,998 calculated by the excess of the fair value of the Company's common stock on April 23, 2001 of $.38 and the warrant price of $.27 pursuant to APB No. 14. The Company received net proceeds of $200,000 from the issuance of this convertible note and not the full $300,000 as per Purchase Agreement. As of July 31, 2001 this note has not been converted into equity and is still outstanding.

On July 25, 2001, an outside consultant advanced the Company $65,000 in the form of a short term advance with an interest rate of 10%. As of July 31, 2001 this advance is still outstanding.

NOTE 12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES The Company's corporate headquarters are located in a 4,600 square foot facility in Golden, Colorado. Under the terms of a lease agreement dated December 8, 1999, the Company is to occupy the Golden offices for a term of 36 months beginning the first day of December 1999, with a monthly rent of $4,600. The Company's former President and CEO operates out of an executive suite in Houston, Texas with a monthly rent of approximately $1,000. This lease expires October 31, 2001.

The Company also leases office equipment under non-cancelable leases expiring at various times through May 2003, with monthly payments of $1,007.

Future minimum lease payments under all operating leases for years subsequent to July 31, 2001 are as follows:

          2002                                                   $   68,404
          2003                                                       30,036
          2004                                                        5,035
                                                                 ----------
                                                                 $  103,475
                                                                 ==========

Total rental expense, primarily from office space and equipment, was $77,271 and $46,335 for the years ended July 31, 2001 and 2000, respectively.

CAPITAL LEASES The Company leases certain computer and office equipment. The leases include options for renewal or purchase and contain clauses for payment of property taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Capital lease obligations consisted of the following:

                                                           2001         2000
                                                        ----------   ---------
Lease payments, payable in monthly
   installments totaling $1,658 and $2,789,
   respectively, inclusive of imputed
   interest at a rate of 11.6%, maturing at
   various dates through May 2004.                      $   16,987   $   41,186

Current obligations under capital leases                 (   9,547)   (  24,473)
                                                        ----------   -----------
Long-term obligations under capital leases               $   7,440   $   16,713
                                                        ==========   ===========

Future minimum lease payments under capital leases for years subsequent to July 31, 2001 are as follows:

          2002                                                       11,483
          2003                                                        4,890
          2004                                                        4,075
                                                                 ----------
                                                                 $   20,448
          Amount representing interest                               (3,461)
                                                                 ----------
          Present value of future minimum lease payments         $   16,987
                                                                 ==========

SELF-INSURANCE The Company carries a $100,000 policy for general liability and property insurance. The Company has not obtained product liability insurance to date due to the cost of such insurance. ORBCOMM and Vistar Datacom provide one-year warranties on the Subscriber Communicators which is passed along to the customer. Management presently believes that there is no material risk of loss to the Company from product liability claims against the Company as a distributor.

In September 1999, the Company commenced a private offering of its common stock, which was intended to conform with available exemptions from the registration of the securities. The Company raised $65,750 in the states of Alabama, Georgia, Kentucky, and Texas; however, the Company did not forward the appropriate notice filings and fees to the regulatory agencies in these states. In the event, the state securities regulatory agencies determine that a violation has defeated any available Rule 506 exemption, the unregistered sale of securities in Alabama, Georgia, Kentucky and/or Texas without the benefit of an exemption from registration could give rise to civil actions against the Company by purchasers in the offering of such states who may be entitled to rescission and refund of the total purchase price with interest.

NOTE 13.  SUBSEQUENT EVENTS - ADVANCES

On August 8, 2001, a shareholder of the Company advanced $30,130 to the Company in the form of a 30 day unsecured note bearing interest at the rate of 8% per annum. As of October 29, 2001, this note is still outstanding.

On September 14, 2001, an officer of the Company advanced $10,000 to the Company in the form of a short term loan. This note was repaid according to terms.

NOTE 14.  SUBSEQUENT EVENTS - COMMON STOCK

On August 22, 2001, the Board of Directors authorized the issuance of 900,000 shares of restricted common stock to one private investor. The Company received net proceeds of $125,000 from the sale of these shares. Each of the shares issued carries a warrant to purchase one additional share of the Company's common stock for $0.27 for a period of five years.

On September 25, 2001, the Board of Directors authorized the issuance of 900,000 shares of restricted common stock to one private investor. The Company received net proceeds of $150,000 from the sale of these shares. Each of the shares issued carries a warrant to purchase one additional share of the Company's common stock for $0.27 for a period of five years.

NOTE 15.  SUBSEQUENT EVENTS - CHANGE IN CHIEF EXECUTIVE OFFICER

The Company's CEO and President, resigned effective September 30, 2001. On October 1, 2001, the Board of Directors elected a new CEO and President. The former CEO will remain on the Board of Directors and will serve as Vice Chairman.

NOTE 16.  SUBSEQUENT EVENTS - JOINT VENTURE

On August 29, 2001 the Company announced the execution of an agreement with Midland, Texas-based CC Technology, Inc. (CCT) for product integration, marketing and sales. The agreement calls for the Company's SATAlarm-Sentry (TM) system to be integrated with CCT's ProFlo (TM) lubrication monitoring device for compressor systems in the oil and gas industry.

--------------------------------------------------------------------------------
Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure
--------------------------------------------------------------------------------
None.
--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers, some of whom are also our directors are as follows:

NAME                TITLE/POSITION                          AGE
--------            -----------------------                 ------
Garrett L. Thomas    Chief Executive Officer, President,     56
                     Director
Stephen F. Watwood   Vice President of Business              52
                       Development, Director, Chairman of
                     the Board of Directors
Bruce R. Bacon       Vice President of Engineering, Chief    42
                     Technology Officer, Director
Shirley M. Harmon    Secretary, Director                     54
Ronald J. Corsentino Treasurer, Controller                   32


Garrett L. Thomas, 56, Chief Executive Officer/President/Director.
Mr. Thomas is the immediate past CEO of QUAKE Global, Inc., an authorized subscriber communicator manufacturer and value added reseller for ORBCOMM, where he was responsible for winning the key contract with Volvo Truck and setting up the Samsung manufacturing relationship. Since leaving Quake, Mr. Thomas has been providing consulting and legal services to various wireless telecommunication entities and high technology startups in Southern
California. Mr. Thomas has considerable experience in business development and has worked with marketing and sales management in structuring marketing strategy and distribution channels. In addition, he has led negotiating teams in transactions with resellers, OEM's, end users and the US Government and in setting up strategic relationships both in the United States and internationally. Mr. Thomas has been a senior manager in four startup companies including Sun Microsystems, Inc., a highly successful Silicon Valley workstation manufacturer, where he was part of the senior management team that grew Sun's federal subsidiary to a $1 billion in revenues in just over five years. Prior to coming to work in the computer industry, Mr. Thomas spent close to ten years working in the aerospace industry at Bendix, Pratt & Whitney Aircraft and COMSAT where he specialized in government contracts. His academic credentials include a Juris Doctor from Georgetown University and also a Masters in Law from George Washington Law School.

Stephen F. Watwood, 52, Vice President of Business Development/Chairman of the Board/Director. Mr. Watwood owned and operated a successful commercial and residential construction company for 24 years where he was directly responsible for project development, business planning, and management. During that period, he owned a solar power technology company and was an early pioneer in designing and installing photo-voltaic systems into remote locations. He is considered by certain of his peers to be an expert in this technology and, to date, his early efforts serve as the basis for the status-quo development of this technology in Northwest Colorado. The duties of Mr. Watwood include development of new business, project management for ongoing initiatives, and creating technical solutions for Subscriber Communicator systems.

Bruce R. Bacon, 42, Chief Technology Officer (CTO)/Vice President of Engineering/Director. Mr. Bacon holds a degree in Electrical Engineering from Montana State University where he was also a graduate research assistant in the field of semiconductor laser frequency stability and linewidth reduction. His most recent experience is that of lead design engineer at RadiSys Corporation where he was responsible for electrical system architecture design, writing specifications, digital and analog circuit design, prototype debug, design validation, and production release. He has broad experience in field service, customer technical support, in-house technical training, new product development, and manufacturing operations. Mr. Bacon's duties include oversight of manufacturing, field engineer for development of Subscriber Communicator, and senior project engineer for our initiative with satellite monitoring of rail, container, and petroleum assets in industry.

Shirley M. Harmon, 54, Director. Ms. Harmon retired from the United States Department of Navy in 1995. She was a civilian employee with 28 years in the financial division. She has held various positions and titles during this employment, which include the following: Budget Analyst, and Management and Analyst for the Ship Parts Control Center, financial evaluating and executing various budget programs. Additional responsibilities included establishing and maintaining payroll records for over 7,000 government employees throughout the United States and overseas. After leaving the Department of Navy, Ms. Harmon took a position with a private trust. Her responsibilities included the establishment and maintenance of the trust's financial records.

Ronald J. Corsentino, 32, Controller, and Treasurer. Mr. Corsentino has been Controller since June of 2000 and Treasurer since July 2001. Prior to joining us, from 1993 to 2000, Mr. Corsentino served as Federal Tax Services
Manager for KPMG Peat Marwick, LLP in Albuquerque, NM and Denver, CO where he focused on the cable and telecommunications industry. Mr. Corsentino received his BSBA in Accounting from the University of Southern Colorado and his Masters of Taxation from the University of Denver.

--------------------------------------------------------------------------------
Item 10. Executive Compensation
--------------------------------------------------------------------------------

The following tables summarize the executive compensation earned or paid for services rendered for the fiscal years ended July 31, 2001, 2000 and 1999:


                                               Other Compensation       Total
                         Fiscal Year          Bonus  (1),(2)              (2)
Name and Principal Position       Salary



Andrew F. Cauthen            2001 180,000  --      --                   180,000
     Vice Chairman of the    2000 120,000  --    14,500                 134,500
     Board of Directors      1999  15,000  --      --                    15,000
     Director
     (April 1999 to
      Present)

Steve Watwood                2001  96,000  --      --                    96,000
     VP Business Development 2000  96,000  --      --                    96,000
     Chairman of the Board   1999  98,001  --   186,500                 284,501
     Director
     (May 1998 to Present)

Bruce Bacon                  2001  96,000  --      --                    96,000
     VP of Engineering       2000  96,000  --      --                    96,000
     Chief Technology Officer1999  96,000  --   106,500                 202,500
     Director
     (September 1998
      to Present)

Shirley Harmon               2001    --    --      --                      --
     Secretary               2000    --    --      --                      --
     Director                1999    --    --    13,313                  13,313
     (May 1998 to Present)

James Statham                2001  16,000  --      --                    16,000
     Chief Operation Officer 2000  96,000  --      --                    96,000
     Director                1999  98,001  --   226,250                 324,251
     (May 1998
      to September 2000)

Ronald J. Corsentino         2001  78,000  --      --                    78,000
     Controller,             2000  10,000  --      --                    10,000
     Treasurer               1999    --    --      --                      --

     (June 2000 to Present)

All Executives as a Group    2001 466,000  --      --                   466,000
                             2000 322,000  --    14,500                 432,500
                             1999 307,002  --   532,563                 839,565

1. Includes the value of restricted common stock issued.

2. Does not include the value of long-term compensation in the form of options issued to officers, included in the OPTIONS/SAR GRANTS table below.

Any increase in officer compensation would be predicated on prevailing industry standards and our existing financial situation. The Board of Directors may authorize an increase in the compensation of our executive officers without a vote of Shareholders.

We did not make any bonus cash payments to our executive officers; however, we may, in the future, develop programs which may include bonus payments.

We do not compensate our Directors for their participation. We do not provide for agreements with any of our executive officers. However, we may, in the future, need to compete for the services of our executive officers, at which time, the Board of Directors may adopt and require our executive officers to execute employment agreements.

                            OPTIONS/SAR GRANTS TABLE

The following options table reflects our long-term compensation in the form of individual grants of stock options made during the last completed fiscal year to each of the named executive officers. During the fiscal year ended July 31, 2001, we granted options to purchase 4,841,225 shares of common stock to employees, officers and directors. The exercise price may be paid in cash, check, shares of our common stock valued at fair market value on the exercise date or a cashless exercise procedure involving a same-day sale of the purchased shares. All option grants are immediately exercisable in full. No stock appreciation rights were granted to the named executive officers during the fiscal year ended July 31, 2001. As of July 31, 2001, none of these options have been exercised.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)
------------------  -------------- ------------- ----------- ---------- -------
                                   Percent of
                      Number of      Total                               Market
                                    Options/SARs                          Price
                     Securities                                            on
                     Underlying     Granted to   Exercise of              Date
                      Options      Employees in  Base Price  Expiration    of
 Officer             Granted (#)    Fiscal Year     ($/Sh)     Date       Grant
------------------  --------------- ------------ ----------- ---------- -------
Andrew F. Cauthen      486,491          10.04%       $0.10    4-03-2004  $.29
------------------  --------------- ------------ ----------- ---------- -------
Stephen F. Watwood   1,715,040          35.43%       $0.10    4-03-2004  $.29
------------------  --------------- ------------ ----------- ---------- -------
Bruce R. Bacon       1,000,000          20.66%       $0.19    4-24-2004  $.37
                       373,099           7.70%       $0.10    4-03-2004  $.29
------------------  --------------- ------------ ----------- ---------- -------
Shirley Harmon          21,372            .44%       $0.10    4-03-2004  $.29
------------------  --------------- ------------ ----------- ---------- -------
Ronald J. Corsentino   100,000           2.06%       $0.19    6-01-2004  $.36
                        40,000            .83%       $0.25    2-01-2003  $.37
                        25,000            .51%       $0.50    3-01-2003  $.50
                        25,000            .51%       $0.40    5-01-2003  $.40
------------------  --------------- ------------ ----------- ---------- -------

               AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUE

The following table provides information, with respect to the officers named in the Summary Compensation Table, concerning the exercise of options during the fiscal year ended July 31, 1001 and unexercised options held by them as of the end of that fiscal year.

------------------ ----------- ----------------------- -------------------------
                              Number of Unexercised       Value of Unexercised
                Shares           Options/SARs at   in-the-Money Options/SARS
                acquired on         FY-End(#)            at FY-End (#)(1)
 Officer        exercise (#) Exercisable Unexercisable Exercisable Unexercisable
----------------- ---------- ----------- ------------- ----------- -------------
Andrew F. Cauthen   --         1,686,491       --       $347,353      --
----------------- ---------- ----------- ------------- ----------- -------------
Stephen F. Watwood  --         2,376,692       --       $607,207      --
----------------- ---------- ----------- ------------- ----------- -------------
Bruce R. Bacon      --         1,373,099       --       $280,737      --
----------------- ---------- ----------- ------------- ----------- -------------
Shirley Harmon      --            71,372       --       $ 14,770      --
----------------- ---------- ----------- ------------- ----------- -------------
Ronald J.
   Corsentino       --           190,000       --       $ 22,800      --
----------------- ---------- ----------- ------------- ----------- -------------

(1) Based upon the market price of $.037 per share, determined on the basis of the closing sale price per share of common stock on the OTC Bulletin Board on the last day of the fiscal year ended July 31, 2001, less the option exercise price payable per share.

EMPLOYMENT AGREEMENTS

On October 1, 2000, the Board of Directors adopted a policy whereby all our officers and directors will only be paid 80% of their current salary in cash. The remainder of their salary will be accrued. All officers and directors settled their outstanding accrued compensation on April 30, 2001 by receiving options to purchase our common stock at an exercise price of $.10 when the market value of the stock was $.29. Amounts that have accrued since April 30, 2001 remain outstanding and will be settled upon approval by the Board of Directors.

Stephen Watwood entered into a letter agreement with us, effective as of July 31, 1997, to serve as Chairman of the Board and Vice President of Business Development. In 2001, Mr. Watwood received a base salary of $96,000. Pursuant to Board Policy, in 2001 Mr. Watwood received $76,800 as cash compensation. Mr. Watwood was granted the option to purchase 1,715,040 shares of common stock at an exercise price of $.10 per share in settlement of accrued compensation and notes payable as of April 30, 2001. These stock options are fully vested upon grant.

Bruce Bacon entered into a letter agreement with us, effective as of September 1, 1998, to serve as Chief Technology Officer and Vice President of Engineering. In 2001, Mr. Bacon received a base salary of $96,000. Pursuant to Board Policy, in 2001 Mr. Bacon received $76,800 as cash compensation. In 2001, Mr. Bacon was granted an option to purchase 1,000,000 shares of common stock at an exercise price of $.19 per share. Mr. Bacon was also granted the option to purchase 373,099 shares of common stock at an exercise price of $.10 per share in settlement of accrued compensation and notes payable as of April 30, 2001. These stock options are fully vested upon grant.

Andrew Cauthen entered into a letter agreement with us, effective as of April 13, 1999, to serve as President and Chief Executive Officer. His two-year Employment Contract was approved by the Board of Directors on August 15, 1999. The contract provided for annual compensation of $120,000 for the first year and $180,000 for the second year. On August 5, 1999, we issued 100,000 shares of common stock for services provided but not covered under this contract. Pursuant to Board policy, in 2001 Mr. Cauthen received $76,800 as cash compensation. In 2000, Mr. Cauthen was granted an option to purchase 1,200,000 shares of common stock at an exercise price of $.19 per share. Mr. Cauthen was also granted the option to purchase 486,491 shares of common stock at an exercise price of $.10 per share in settlement of accrued compensation and notes payable as of April 30, 2001. All of these stock options are fully vested upon grant. Mr. Cauthen resigned as President and CEO effective September 30, 2001. He will remain on the Board of Directors and serve as Vice Chairman.

Ronald J. Corsentino entered into a letter agreement with us, effective as of June 6, 2000, to serve as the Controller. In July of 2001, Mr. Corsentino was appointed Principal Accounting Officer and Treasurer. In 2001, Mr. Corsentino received a base salary of $75,000. In 2001, Mr. Corsentino was granted an option to purchase 100,000 shares of common stock at an exercise price of $.19 per share, 40,000 options to purchase common stock at $.25, 25,000 options to purchase common stock at $.50 and 25,000 options to purchase common stock at $.40. These stock options are fully vested upon grant.

--------------------------------------------------------------------------------
Item 11. Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known with respect to the beneficial ownership of our common stock as of October 31, 2001 by (i) all persons who are beneficial owners of five percent (5%) or more of our common stock, (ii) each director and nominee for directors, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Security, AMCI, 1010 10th Street, Golden, CO 80401. Percentage of ownership is based on 25,523,328 shares of common stock issued and outstanding on October 31, 2001. Shares of common stock subject to stock options which are currently exercisable or will become exercisable within 60 days after October 31, 2001 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.

                                Amount of Shares
                                 of Common Stock,          Percent Ownership of
                                 par value .001,                  Class
Name and Address of            Owned Beneficially
Beneficial Owner

Named executive officers and directors:

Garrett L. Thomas                  1,000,000 (1)                3.12% (1)
Andrew F. Cauthen                  1,761,876 (2)                5.50% (2)
Stephen F. Watwood                 2,979,942 (3)                9.29% (3)
Bruce R. Bacon                     1,483,099 (4)                4.49% (4)
Shirley M. Harmon                    151,872 (5)                  *
Ronald J. Corsentino                 190,000 (6)                  *

Other 5% Stockholders:

Harto Ltd.**                        2,157,495                   8.45%
Roy Peacock, Director
Victoria House
P.O. Box 1090
The Valley, Anguilla
BWI

Global Investments Ltd., Trustee**  2,500,000                   9.80%
Anthony Hulme, Director
Victoria House
P.O. Box 1066
The Valley, Anguilla
BWI

Mali-Suisse Mining Holdings, S.A.** 1,626,000                   6.37%
Stephen Hafer, Director
28 Old Brompton Road
Suite 1119
London, England  SW7 3DL

Options Unlimited, Inc.**           4,613,154(8)               18.07% (8)
Yolanda Bannister
Alpha & Omega Law Center
Trident House, Broad Street
Bridgestone, Barbados

Rodney R. Shoemann, Sr.            5,657,374 (9)               22.17% (9)
3904 Wheat Drive
Metairie, LA  70002

All Officers and Directors
   of AMCI as a Group (7 persons)  7,521,789 (7)               23.47% (7)

     *Represents beneficial ownership of less than 1% of the outstanding shares of common stock.
    **These entities are not beneficially owned or controlled in any manner by us or any of our officers, directors or affiliates.

1. Includes an option for the purchase of 1,000,000 shares at a purchase price of $0.19 per share. Mr. Thomas is the President, CEO and a director.

     2. Includes an option for the purchase of 1,200,000 shares at a purchase price of $0.19 per share and 486,491 shares at a purchase price of $0.10 per share. Mr. Cauthen is the Vice Chairman of the Board of Directors.

     3. Includes an option to Mr. Watwood's wife Phyllis Watwood for the purchase of 383,333 shares at a purchase price of $0.19 per share and 278,319 shares at a purchase price of $0.10 per share and an option to Mr. Watwood to purchase 1,715,040 shares at a purchase price of $.10 per share. Mr. Watwood is the acting Vice President of Business Development and the Chairman of the Board of Directors.

     4. Includes an option for the purchase of 1,000,000 shares at a purchase price of $0.19 per share and 373,099 shares at a purchase price of $0.10 per share. Mr. Bacon is the acting Vice President of Engineering, Chief Technology Officer and a director.

     5. Includes an option for the purchase of 50,000 shares at a purchase price of $.019 per share and 21,372 shares at a purchase price of $0.10 per share. Ms. Harmon is the corporate secretary and a director.

     6. Includes an option for the purchase of 40,000 shares at a purchase price of $0.19 per share, 25,000 shares at a purchase price of $0.59 per share, 25,000 shares at a purchase price of $0.40 per share and 100,000 shares at a purchase price of $0.19 per share. Mr. Corsentino is the Controller and Treasurer.

     7. Includes options held by such officers and directors for the purchase of an aggregate of 3,921,875 shares at a purchase price of $0.19 per share, 2,874,321 shares at a purchase price of $.010 per share, 25,000 shares at a purchase price of $.40 per share, 25,000 shares at a purchase price of $.59 per share and 40,000 shares at a purchase price of $.25 per share.

     8. Includes warrants for the purchase of 502,500 additional shares at $1.00 per share, 352,941 additional shares at $0.85 per share, 1,363,636 shares issuable upon conversion of a $300,000 convertible note at a conversion rate of 1 share per $0.22, an additional 1,363,636 shares issuable upon exercise of warrants at $0.27 per share; and an additional 175,000 shares issuable upon exercise of an option at an exercise price of $0.25 per share.

     9. Includes: 1,377,551 shares issuable upon conversion of a $675,000 convertible note at a conversion rate of 1 share per $0.49; an additional 1,377,551 shares issuable upon exercise of warrants at an exercise price of $0.63 per share; 1,363,636 shares issuable upon conversion of a $300,000 convertible note at a conversion rate of 1 share per $0.22; an additional 1,363,636 shares issuable upon exercise of warrants at $0.27 per share; and an additional 175,000 shares issuable upon exercise of an option at an exercise price of $0.25 per share.

--------------------------------------------------------------------------------
Item 12. Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

On September 22, 2000, a stockholder advanced $20,000 to us in the form of a 30-day unsecured promissory note bearing interest at the rate of eight percent per annum. As of July 31, 2001, this note is still outstanding.

On October 6, 2000, a stockholder advanced $75,000 to us in the form of a 30-day unsecured promissory note bearing interest at the rate of eight percent per annum. As of July 31, 2001, this note is still outstanding.

On December 28, 2000, a stockholder advanced $125,000 to us in the form of a 45-day unsecured promissory note bearing interest at the rate of eight percent per annum. We received net proceeds of $118,750 from the issuance of this note. As of July 31, 2001 this note is still outstanding.

Notes payable to officers at July 31, 2001 and 2000, were $53,385 and $210,992, respectively. These notes are unsecured, due at various dates through July 31, 2002, and provide for annual interest at 6%. For the year ended July 31, 2001, our officers advanced funds to the Company totaling $139,500.

On November 10, 2000 a note payable to one of our officers in the amount of $175,000 was paid in full, including accrued interest.

Notes payable to parties related by virtue of common control at July 31, 2001 and July 31, 2000 were $189,576 and $62,285, respectively. These notes are unsecured, due at various dates through July 31, 2002, and provide for annual interest at 6%.

On April 3, 2001 the Board of Directors authorized the issuance of options to purchase 3,406,225 shares of our common stock at an exercise price of $.10 per share. These options were issued to nine officers, directors and related parties in order to settle liabilities due them in the amount of $647,183. The nature of the liabilities settled with these options were as follows:

         Accrued consulting             $298,498
         Advances from officers           14,080
         Notes payable                   245,396
         Accrued salaries                 89,209
                                        --------
                                        $647,183
                                        ========

On April 24, 2001, the Company's Vice President of Technology and Chief Technology Officer, was granted an option to purchase 1,000,000 shares of our common stock at an exercise price of $.19 per hare. The option is fully vested and shall be exercisable for three years. Compensation expense of $180,000 was recognized, which was determined by the difference between the option exercise price of $.19 and the market value of our stock on April 24, 2001 of $.37. These options remain unexercised as of July 31, 2001.

On April 24, 2001, the Board of Directors authorized the issuance of options to purchase 285,000 shares of our common stock at an exercise price of $.25/share. These options were granted to certain individuals whom we employed on February 1, 2001. The options are fully vested as of February 1, 2001 and are exercisable for two years. Compensation expense of $34,700 was recognized, which was determined by the difference between the option exercise price of $.25 and the market value of our stock on April 24, 2001 of $.37. These options remain unexercised as of July 31, 2001.

On May 29, 2001, our Controller and Principal Accounting Officer, was granted an option to purchase 100,000 shares of our common stock at an exercise price of $.19 per share. The option is fully vested and shall be exercisable for three years. Compensation expense of $17,000 was recognized, which was determined by the difference between the option exercise price of $.19 and the market value of our stock on May 29, 2001 of $.36. These options remain unexercised as of July 31, 2001.

--------------------------------------------------------------------------------
Item 13. Exhibits and Reports On Form 8-K
--------------------------------------------------------------------------------

(A)  Exhibits
The following exhibits are filed with this report:
(3.1) Articles of Incorporation and Bylaws, as amended to date of this report (incorporated by reference Form 8-K filed June 11, 1998, File No. 000-10841-D) (3.2) Agreement and Plan of Merger dated May 27, 1998 (incorporated by reference Form 8-K filed June 11, 1998, File No. 000-10841-D)

(B) No reports were filed on Form 8-K for the quarter ended July 31, 2001.

--------------------------------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN MILLENNIUM CORPORATION, INC.

Dated: November 12, 2001                  By: /s/ Garrett L. Thomas
                                          Garrett L. Thomas, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Dated: November 12, 2001                  By: /s/ Garrett L. Thomas
                                          Garrett L. Thomas, Director,
                                          Chief Executive Officer,
                                          President,(Principal Executive
                                          Officer)

Dated: November 12, 2001                  By: /s/ Andrew F. Cauthen
                                          Andrew F. Cauthen, Director,
                                          Vice Chairman

Dated: November 12, 2001                  By: /s/ Bruce R. Bacon
                                          Bruce R. Bacon, Director,
                                          Vice President of Engineering,
                                          Chief Technology Officer

Dated: November 12, 2001                  By: /s/ Shirley M. Harmon
                                          Shirley M. Harmon, Director
                                          Corporate Secretary

Dated: November 12, 2001                  By: /s/ Stephen F. Watwood
                                          Stephen F. Watwood, Director,
                                          Chairman of the Board, Vice
                                          President of Business Development

Dated: November 12, 2001                  By: /s/ Ronald J. Corsentino
                                          Ronald J. Corsentino, Controller
                                          Treasurer,(Principal Accounting
                                          Officer)