Form 10QSB
period 2001-10-31
AMERICAN MILLENNIUM CORP INC
filed 2001-12-14
CIK 350193

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number: 3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended October 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from ______ to ______.

                           Commission File No. 0-10841

                      American Millennium Corporation, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           New Mexico                                  85-0273340
---------------------------------------------- --------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,523,328 at December 10, 2001.

Transitional small business disclosure format (check one): Yes [ ]  No [ ]

AMERICAN MILLENNIUM CORPORATION, INC.
FORM 10-QSB

INDEX

                                                                            PAGE

PART I-FINANCIAL INFORMATION
Item 1-Financial Statements (Unaudited)
         Balance Sheet - October 31, 2001 (Unaudited)                         1
         Statements of Operations - Three
           months ended October 31, 2001 and 2000 (Unaudited)                 2
         Statements of Cash Flows - Three Months
           ended October 31, 2001 and 2000 (Unaudited)                        4
         Notes to Financial Statements (Unaudited)                            5
Item 2-Management's Discussion and Analysis or Plan of Operation              6

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                     7
Item 2 -Changes in Securities                                                 7
Item 3 -Defaults Upon Senior Securities                                       7
Item 4 -Submission of matters to a Vote of Securities Holders                 7
Item 5 -Other Information                                                     8
Item 6 -Exhibits and reports on Form 8-K                                      8

-----------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1-Financial Statements (Unaudited)

The financial statements in response to this item are as follows:

AMERICAN MILLENNIUM CORPORATION, INC.
BALANCE SHEET (Unaudited)
-----------------------------------------------------------------------------
October 31, 2001
-----------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Accounts receivable, less allowance for doubtful
    accounts of $13,045 ..............................$   247,853
  Inventories ........................................     66,887
  Employee advances ..................................      3,000
  Prepaid expenses ...................................      1,343
  Current portion of non-compete agreement............     26,250
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS .................................    345,333
-----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET ..........................    116,393
-----------------------------------------------------------------------------
OTHER ASSETS

  Securities in closely-held corporation .............      3,040
  Deposits............................................     12,753
  Other ..............................................        760
  Deferred income tax asset, less valuation
    allowance of $5,262,535 ..........................        --
-----------------------------------------------------------------------------
TOTAL OTHER ASSETS ...................................     16,553
-----------------------------------------------------------------------------
TOTAL ASSETS .........................................$   478,279
=============================================================================

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Bank overdraft ......................................$    9,780
  Accounts payable ....................................   503,193
  Accrued payroll and related taxes ...................   120,557
  Other accrued liabilities ...........................   108,775
  Current portion of capitalized lease obligations ....     5,504
  Notes payable to related parties ....................   215,102
  Notes payable to shareholder ........................   200,000
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ............................. 1,162,911

  Long-term portion of capitalized lease obligations ..     7,440
  Interest payable on long-term liabilities ...........    75,562
  Series 1 convertible notes ..........................   875,000
-----------------------------------------------------------------------------
TOTAL LIABILITIES ..................................... 2,120,913
-----------------------------------------------------------------------------

DEFICIENCY IN ASSETS
  Preferred stock, 10,000,000 shares authorized;
    none issued ......................................      --
  Common stock, $.001 par value, 60,000,000 shares
    authorized; 25,523,328 issued and outstanding ....     25,523
  Additional paid-in capital.......................... 16,237,309
  Accumulated deficit.................................(17,905,466)
  ---------------------------------------------------------------------------
TOTAL DEFICIENCY IN ASSETS ........................... (1,642,634)
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS ...........$   478,279
=============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF OPERATIONS                               (Unaudited)
------------------------------------------------------------------------------
For the Three Months Ended October 31,                      2001         2000
------------------------------------------------------------------------------
REVENUES..............................................$   254,646 $     74,411
COST OF REVENUES .....................................    195,008       74,076
------------------------------------------------------------------------------
GROSS PROFIT..........................................     59,638          335
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............    138,250      137,000
  Consulting - others ................................     18,460      147,551
  Professional .......................................     14,518       38,029
  Employee salaries ..................................     63,750      145,256
  Employee benefits and payroll taxes ................     29,390       51,969
  Travel .............................................     18,972       35,146
  Telephone and utilities ............................      7,454       12,487
  Depreciation and amortization ......................     37,964       14,870
  Equipment and property rental ......................     21,004       20,281
  Bad debt expense ...................................      1,577          383
  Computer and internet expenses .....................     14,727        7,984
  Other ..............................................     21,569       26,376
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...    387,635      637,332
------------------------------------------------------------------------------
LOSS FROM OPERATIONS .................................   (327,997)    (636,997)
------------------------------------------------------------------------------
OTHER (EXPENSES) AND INCOME
  Interest expense ...................................    (27,421)    (15,095)
  Loan costs .........................................        --      (41,875)
  Other miscellaneous expenses .......................          7      27,218
------------------------------------------------------------------------------
TOTAL OTHER EXPENSES  ................................    (27,414)    (29,752)
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .............................   (355,411)   (666,749)
INCOME TAXES .........................................        --          --
------------------------------------------------------------------------------
NET LOSS .............................................$  (355,411) $ (666,749)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........$    (0.014) $  $(0.031)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) .................................24,770,067  21,570,739
==============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF CASH FLOWS                               (Unaudited)
-------------------------------------------------------------------------------
For the Three Months Ended October 31,                      2001        2000
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) ........................................$  (355,411)   $(666,749)
      Adjustments to reconcile net (loss) to net
        cash used by operating activities:
        Depreciation and amortization .................     37,964        9,720
        Amortization of loan costs.....................      --          45,041
        Provision for bad debts .......................     13,044        1,564
        Common stock exchanged for services ...........      --          54,691
     (Increase) decrease in assets:
        Accounts receivable ...........................   (194,823)      (6,795)
        Inventory .....................................    (29,129)        (364)
        Prepaid expenses ..............................      6,881       13,881
      Increase (decrease) in liabilities:
        Bank overdraft ................................      9,780         --
        Accounts payable ..............................    182,243      175,489
        Accrued payroll and related taxes .............     41,196      16,385
        Accrued liabilities ...........................    (19,704)     (48,649)
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES .................   (307,959)    (405,786)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disbursements
   Acquisition of property and equipment ..............     (1,355)     (33,376)
--------------------------------------------------------------------------------
DISBURSEMENTS FROM INVESTING ACTIVITIES ...............     (1,355)     (33,376)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES .................     (1,355)     (33,376)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
   Proceeds from notes payable to officers .............       --       139,500
   Proceeds from note payable stockholder ..............    30,130      170,000
   Proceeds from issuance of common stock, net .........   275,000      125,000
--------------------------------------------------------------------------------
RECEIPTS FROM FINANCING ACTIVITIES .....................   305,130      434,500
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............   305,130      434,500
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............    (4,184)      (4,662)

CASH AND CASH EQUIVALENTS - BEGINNING ..................     4,184      105,148
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING .....................$     --     $  100,486
================================================================================
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
     Interest ..........................................$      456  $      --
     Income taxes ......................................$    --     $      --

   In addition to amounts reflected above, common stock was issued for:
     Notes payable to related parties ..................$    --     $     6,250
================================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Basic and diluted net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Available stock options at October 31, 2001, to purchase 11,917,923 shares, were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share.

Revenue Recognition

AMCI develops and sells satellite communication systems. Revenue from sales of satellite communication systems is recorded at the time the goods are shipped or access is granted to the service. The Company provides satellite airtime to its customers on a month-to-month basis, which is recognized as revenue at the time the service is provided.

NOTE 2.  RECLASSIFICATIONS AND RESTATEMENTS

Amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation of the current period financial statements. Additionally, retroactive effect has been given to a merger for purposes of comparative financial statement presentation.

NOTE 3. RELATED PARTY TRANSACTIONS

On August 8, 2001, a stockholder advanced the Company $30,130 in the form of a short term unsecured promissory note bearing interest at the rate of 8% per annum. As of October 31, 2001, this note is still outstanding.

The Company's CEO and President resigned effective September 30, 2001. On October 1, 2001, the Board of Director's elected a new CEO and President. The former CEO will remain on the Board of Directors and will serve as Vice Chairman.

NOTE 4.  COMMON STOCK

On August 22, 2001, the Board of Directors authorized the issuance of 900,000 shares of restricted common stock to one private investor. The Company received net proceeds of $125,000 from the sale of these shares. Each of the shares issued included a warrant to purchase one additional share of the Company's restricted common stock for $0.27 per share for a period of five years.

On September 25, 2001, the Board of Directors authorized the issuance of 900,000 shares of restricted common stock to one private investor. The Company received net proceeds of $150,000 from the sale of these shares. Each of the shares issued included a warrant to purchase one additional share of the Company's restricted common stock for $0.10 per share for a period of five years.

NOTE 5.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has continued to incur operating losses ($355,411 for the period ending October 31, 2001). In addition, the Company has used substantial working capital in its operations. As of October 31, 2001, current liabilities exceeded current assets by $817,578. Because of these factors, there is substantial doubt as to our ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6. SUBSEQUENT EVENTS

On November 5, 2001, the Board of Directors authorized the issuance of 2,000,000 shares of restricted common stock to one private investor. The Company received net proceeds of $150,000 from the sale of these shares. The investor also has the option to purchase up to 2,000,000 shares of restricted common stock for $0.10 per share until December 31, 2001. Each of the shares issued carried a warrant to purchase one additional share of the Company's common stock for $0.10 per share for a period of five years.


Item 2. Management's Discussion and Analysis or Plan of Operations

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information set forth under this Item 2 - Management's Discussion and Analysis or Plan of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). American Millennium Corporation, Inc. desires to avail itself of certain 'safe harbor' provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management's best estimates based upon current conditions and most recent results of operations.

OVERVIEW

AMCI provides easy, convenient and cost-effective Internet based services where customers can access information about various fixed and mobile assets through a custom internet based software application. With our SatAlarm backend server software application, our customers can use their existing PC and Internet connection to select a particular asset and obtain information from sensors located at that asset.

Through utilization of newly available two-way satellite communication, we can monitor isolated facilities and equipment. We have activated over four hundred of our Sentry systems for satellite monitoring of oil and gas production and pipeline equipment.

RECENT DEVELOPMENTS

During the quarter ended October 31, 2001:

We have continued to implement our current product line and business strategy to enhance our ability to achieve profitabity by focusing on our core business of remote asset monitoring. We shipped approximately 250 of our Sentry units to new and existing oil and gas customers. These shipments produced one time revenues of approximately $220,000 and will produce monthly recurring revenues of approximately $8,000. We experienced a change in senior management. In September 2001, Andy Cauthen resigned from the position of CEO and President. Garrett Thomas was appointed CEO and President. Mr. Cauthen will remain on the Board of Directors as Vice Chairman.

RESULTS OF OPERATIONS

Revenue. Revenue consists of hardware and airtime sales and custom development of products for our customers. During the three months ended October 31, 2001, revenues increased approximately 342% to $254,646 compared to the same period in 2000. This increase in year over year revenue was due to a higher number of subscribers to our service.

Cost of Revenues. Costs of revenues principally consists of manufacturing costs and the purchase of satellite airtime. Cost of revenues was $195,008 for the three months ended October 31, 2001, compared to $74,076 for the three months ended October 31, 2000. Our cost of revenue increased primarily due to the increase in hardware and airtime costs relating to the increased revenue.

Payroll, Payroll Taxes and Related Benefits. Payroll, payroll taxes, and related benefits decreased by $102,835 in the three months ended October 31, 2001, as compared to October 31, 2000. This is attributable to the fact that we had four less employees during the three months ended October 31, 2001. The total number of employees as of October 31, 2001, is 10.

Consulting fees. Consulting fees decreased 87% from $147,551 to $18,460 for the three months ended October 31, 2000 and 2001, respectively. The large decrease is because we have narrowed our development to the Sentry and Satalarm products, which are now commercially available.

Selling, General and Administrative. Selling, general and administrative expenses principally consist of compensation and related costs for personnel, fees for legal and other professional services and depreciation of equipment and software used for general corporate purposes. There was an approximate 61% decrease in total selling, general and administrative expenses compared to the three-month period a year ago. Selling, general and administrative expenses for the three months ended October 31, 2001 and 2000 were $387,635 and $637,332, respectively. The decrease is primarily due to increased cost control efforts and the reduction in headcount.

Other Income and Expenses. Other income (expense) consisted of income from cash equivalents and short term investments, less interest expense related to financing obligations. Other income (expense) for the three months ended October 31, 2001 and 2000 was ($27,414) and ($29,752), respectively. The variance is due to the amortization of loan costs we incurred for the period ended October 31, 2000.

Net Loss. We had a net loss of $355,411 (or $0.014 per share) on revenues of $254,646 for the period ended October 31, 2001, compared to a net loss of $666,749 (or $0.031 per share) on revenues of $74,411 for the period ended October 31, 2000. The decrease in net loss was primarily attributable to increased revenues and a decrease in selling, general and administrative expenses.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We understand that cash and equivalents on hand at October 31, 2001, are not adequate to meet even our short-term capital needs. As a result of net losses incurred, we have used substantial working capital in our operations. As of October 31, 2001, current liabilities exceeded current assets by $817,578. There is substantial doubt as to our ability to continue as a going concern without additional financing or capital infusion.

During the last three months we have sold 1,800,000 shares of our restricted common stock for net proceeds of $275,000, and have issued unsecured promissory notes to shareholders and related parties in the amount of $30,130. Although we believe that our current investors and several new investors are committed to our future success, there can be no assurance that additional funds will be available when needed on commercially reasonable terms.

Conditions have existed to limit our ability to market our products and services at amounts sufficient to recover an acceptable amount of operating and administrative costs. However, we anticipate that newly instituted controls and new products may reverse this condition within the next fiscal year.

We have over 400 Sentry units in the field currently being used for production pusposes and under assessment by various customers and resellers. Within the next two calender quarters, we anticipate several orders, which could have a significant impact on our net sales and income.

We believe that recurring revenues derived from monthly satellite and paging monitoring charges should continue to build value for our shareholders. Our principal marketing efforts are directed toward the oil and gas industry, which has a need for monitoring high value assets. We anticipate that during the latter part of fiscal year year 2002, revenues should increase from the enrollment of subscribers based on our various initiatives underway with manufacturers of gas compressors. We will continue to market our services to those companies for deployment of our system on a fleet basis in order to optimize upon subscriber enrollment. We currently have over 400 satellite subscriber communicators (the industry term for transceivers) deployed in field operations. These units are currently monitoring a variety of assets although the bulk of them are on gas compressors in the southwest Unites States.

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

None

Item 2.  Changes in Securities and Use of Proceeds

On August 22, 2001, the Board of Directors authorized the issuance of 900,000 shares of restricted common stock Patrick Galvin, a private investor. We received net proceeds of $125,000 from the sale of these shares. Each of the shares issued carried a warrant to purchase one additional share of the Company's restricted common stock for $0.27 per share for a period of five years.

On September 25, 2001, the Board of Directors authorized the issuance of 900,000 shares of restricted common stock to Jerry D. Kennett, MD, a private investor. The Company received net proceeds of $150,000 from the sale of these shares. Each of the shares issued carried a warrant to purchase one additional share of the Company's restricted common stock for $0.10 per share for a period of five years.

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

                                 American Millennium Corporation, Inc.

DATED: December 14, 2001                 By: /s/ Garrett L. Thomas

                                 ----------------------------------
                                 Garrett L. Thomas, President
                                 (Chief Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: December 14, 2001                  By:  /s/ Stephen F. Watwood

                                  --------------------------------------
                                  Stephen F. Watwood, Director, Chairman
                                  of the Board, Vice President of
                                  Business Development

DATED: December 14, 2001                  By:  /s/ Andrew F. Cauthen

                                  --------------------------------------
                                  Andrew F. Cauthen, Director,
                                  Vice Chairman

DATED: December 14, 2001                  By:  /s/ Bruce R. Bacon

                                  --------------------------------------
                                  Bruce R. Bacon, Director, Chief
                                  Technology Officer, Vice President
                                  of Engineering

DATED: December 14, 2001                  By:  /s/ Shirley Harmon

                                  --------------------------------------
                                  Shirley Harmon, Director
                                  (Corporate Secretary)

DATED: December 14, 2001                   By:  /s/ Ronald J. Corsentino

                                  --------------------------------------
                                  Ronald J. Corsentino, Controller, Treasurer
                                  (Principal Accounting Officer)