Form 10QSB
period 2002-01-31
AMERICAN MILLENNIUM CORP INC
filed 2002-03-19
CIK 350193

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number: 3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended January 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,520,998 at March 18, 2002.

Transitional Small Business disclosure Format (check one): Yes [ ]  No [ ]

AMERICAN MILLENNIUM CORPORATION, INC.
FORM 10-QSB

INDEX

                                                                            PAGE

PART I-FINANCIAL INFORMATION
Item 1-Financial Statements (Unaudited)
         Balance Sheet - January 31, 2002 (Unaudited)                         2
         Statements of Operations - Three months ended
           January 31, 2002 and 2001 (Unaudited)                              3
         Statements of Operations - Six months ended
           January 31, 2002 and 2001 (Unaudited)                              4
         Statements of Cash Flows - Six Months ended
           January 31, 2002 and 2001 (Unaudited)                              5
         Notes to Financial Statements (Unaudited)                            6
Item 2-Management's Discussion and Analysis or Plan of Operation              9

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                    12
Item 2 -Changes in Securities                                                12
Item 3 -Defaults Upon Senior Securities                                      13
Item 4 -Submission of matters to a Vote of Securities Holders                13
Item 5 -Other Information                                                    13
Item 6 -Exhibits and reports on Form 8-K                                     13

-----------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1-Financial Statements (Unaudited)

The financial statements in response to this item are as follows:

AMERICAN MILLENNIUM CORPORATION, INC.
BALANCE SHEET (Unaudited)
-----------------------------------------------------------------------------
January 31, 2002
-----------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..........................$     5,681
  Accounts receivable, less allowance for doubtful
    accounts of $10,696 ..............................    203,211
  Inventories ........................................     67,884
  Employee advances ..................................      3,888
  Prepaid expenses ...................................        202
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS .................................    280,866
-----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET ..........................    110,548
-----------------------------------------------------------------------------
OTHER ASSETS
  Securities in closely-held corporation .............      3,040
  Deposits............................................     11,790
  Other ..............................................        760
  Deferred income tax asset, less valuation
    allowance of $5,484,412 ..........................        --
-----------------------------------------------------------------------------
TOTAL OTHER ASSETS ...................................     15,590
-----------------------------------------------------------------------------
TOTAL ASSETS .........................................$   407,004
=============================================================================

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable ....................................$  557,627
  Accrued payroll and related taxes ...................   148,357
  Other accrued liabilities ...........................    90,309
  Current portion of capitalized lease obligations ....     2,237
  Notes payable to related parties ....................   150,102
  Notes payable to shareholder ........................   200,000
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ............................. 1,148,632

LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONSns       7,440
INTEREST PAYABLE ON LONG-TERM LIABILITIES                 97,617
SERIES 1 CONVERTIBLE NOTES                               875,000
-----------------------------------------------------------------------------
TOTAL LIABILITIES .................................... 2,128,689
-----------------------------------------------------------------------------

DEFICIENCY IN ASSETS
  Preferred stock, 10,000,000 shares authorized;
    none issued                                              --
  Common stock, $.001 par value, 60,000,000 shares
    authorized; 31,640,975 issued and outstanding ....     31,641
  Additional paid-in capital ......................... 16,765,738
  Stock subscription receivable                          (131,616)
  Accumulated deficit.................................(18,387,448)
  -----------------------------------------------------------------------------
TOTAL DEFICIENCY IN ASSETS ........................... (1,721,685)
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS ...........$   407,004
=============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF OPERATIONS  (Unaudited)
-----------------------------------------------------------------------------
For the Three Months Ended January 31,                      2002        2001
------------------------------------------------------------------------------
REVENUES..............................................$   136,742 $     67,853
COST OF REVENUES .....................................    138,662       60,079
------------------------------------------------------------------------------
GROSS PROFIT..........................................    (1,920)        7,774
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............    121,375      151,750
  Consulting - others ................................    137,565       47,134
  Professional .......................................      8,248       35,048
  Employee salaries ..................................     66,250      112,855
  Employee benefits and payroll taxes ................     31,108       37,408
  Travel .............................................     17,951       27,384
  Telephone and utilities ............................      7,853       11,473
  Depreciation and amortization ......................     12,272       37,645
  Equipment and property rental ......................     19,601       20,740
  Bad debts...........................................     46,432          --
  Computer and internet...............................     16,846        8,789
  Other ..............................................     16,915       25,178
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...    502,416      515,404
------------------------------------------------------------------------------
LOSS FROM OPERATIONS .................................   (504,336)    (507,630)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
  Interest expense ...................................    (31,423)    (37,822)
  Impairment of asset ................................    (20,417)        --
  Other miscellaneous income .........................        183      (2,603)
------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES).........................    (51,657)    (40,425)
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .............................   (555,993)   (548,055)

INCOME TAXES .........................................        --          --
------------------------------------------------------------------------------
NET LOSS .............................................   (555,993)   (548,055)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........    $(0.020)    $(0.025)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) ................................. 27,556,504  21,638,252
==============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------------
For the Six Months Ended January 31,                        2002        2001
------------------------------------------------------------------------------
REVENUES..............................................$   380,398 $    142,264
COST OF REVENUES .....................................    333,670      134,155
------------------------------------------------------------------------------
GROSS PROFIT..........................................     46,728        8,109
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............    259,625      274,750
  Consulting - others ................................    156,025      208,685
  Professional .......................................     22,766       73,077
  Employee salaries ..................................    130,000      258,111
  Employee benefits and payroll taxes ................     60,497       89,377
  Travel .............................................     36,922       62,528
  Telephone and utilities ............................     15,304       23,948
  Depreciation and amortization ......................     50,236       52,515
  Equipment and property rental ......................     40,605       41,023
  Bad debts...........................................     48,009          383
  Computer and internet...............................     31,572       16,772
  Other ..............................................     38,944       51,567
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...    890,505    1,152,736
------------------------------------------------------------------------------
LOSS FROM OPERATIONS .................................   (843,777)  (1,144,627)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
  Interest expense ...................................    (58,844)    (52,917)
  Loan costs..........................................        --      (41,875)
  Impairment of asset.................................    (20,417)        --
  Other miscellaneous income .........................        191      24,615
------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES).........................    (79,070)    (70,177)
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .............................   (922,847) (1,214,804)

INCOME TAXES .........................................        --          --
------------------------------------------------------------------------------
NET LOSS .............................................   (922,847) (1,214,804)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........    $(0.035)    $(0.056)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) ................................. 26,492,605  21,638,252
==============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF CASH FLOWS                               (Unaudited)   (Unaudited)
-------------------------------------------------------------------------------
For the Six Months Ended January 31,                       2001        2000
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) ........................................$  (922,847) $(1,214,804)
      Adjustments to reconcile net (loss) to net
        cash used by operating activities:
        Depreciation and amortization .................     50,236       59,715
        Amortization of loan costs.....................      --          45,041
        Provision for bad debts .......................     48,009        1,200
        Common stock exchanged for services ...........     20,000       54,691
        Impairment of asset............................     20,417         --
     (Increase) decrease in assets:
        Accounts receivable ...........................   (150,181)     (40,107)
        Inventory .....................................    (30,126)      10,591
        Prepaid expenses ..............................      8,022      (25,684)
        Other assets ..................................        963       (3,964)
      Increase (decrease) in liabilities:
        Accounts payable ..............................    236,677      133,929
        Accrued payroll and related taxes .............     68,996       83,086
        Accrued liabilities ...........................    (50,694)     (56,861)
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES .................   (700,528)    (953,167)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts
   Proceeds from disposal of property and equipment....         --         400
--------------------------------------------------------------------------------
RECEIPTS FROM INVESTING ACTIVITIES      ...............         --         400
--------------------------------------------------------------------------------
 Disbursements
   Acquisition of property and equipment ..............     (3,105)    (127,781)
--------------------------------------------------------------------------------
DISBURSEMENTS FROM INVESTING ACTIVITIES ...............     (3,105)    (127,781)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES .................     (3,105)    (127,381)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
   Proceeds from notes payable to officers .............       --       114,500
   Proceeds from note payable stockholder ..............    30,130      850,000
   Proceeds from issuance of common stock, net .........   675,000      175,000
--------------------------------------------------------------------------------
RECEIPTS FROM FINANCING ACTIVITIES .....................   705,130     1,139,500
--------------------------------------------------------------------------------
Disbursements                                                  --           --
   Payments on notes due related parties ...............       --      (150,000)
--------------------------------------------------------------------------------
DISBURSEMENTS FROM FINANCING ACTIVITIES ................       --      (150,000)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............       --       989,500
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...     1,497      (91,048)

CASH AND CASH EQUIVALENTS - BEGINNING ..................     4,184      105,148
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING .....................$    5,681  $    14,100
================================================================================
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
     Interest ..........................................$    --     $      --
     Income taxes ......................................$    --     $      --

In addition to amounts reflected above, common stock was issued for:
     Notes payable to related parties ..................$    --     $     6,250
     In exchange for services                           $   20,000       54,691
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

Basic and diluted net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Available stock options at January 31, 2002, to purchase 11,917,923 shares were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive

Revenue Recognition

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

NOTE 3. RELATED PARTY TRANSACTIONS

On December 19, 2001, the Board of Directors authorized the termination of the Company's employment contract with Robert Buntin. The Company has recognized a loss on impairment of assets of $20,417 during the six months ended January 31, 2002, relating to this termination. This amount represents the unamortized amount of a $150,000 non-compete agreement with Mr. Buntin dated July 18, 2000.

NOTE 4.  COMMON STOCK

On November 5, 2001, the Board of Directors authorized the issuance of 2,000,000 shares of restricted common stock to one private investor. The Company received net proceeds of $200,000 from the sale of these shares. Each of the shares issued carried a warrant to purchase one additional share of the Company's common stock for $0.10 per share for a period of five years.

On December 14, 2001, the Board of Directors authorized the issuance of 117,647 shares of restricted common stock to two individual independent consultants in settlement of accounts payable for consulting services in the amount of $20,000.

On December 28, 2001, the Board of Directors authorized the issuance of 2,000,000 shares of restricted common stock to one private investor. The Company received net proceeds of $200,000 from the sale of these shares. Each of the shares issued carried a warrant to purchase one additional share of the Company's common stock for $0.10 per share for a period of five years.

On January 22, 2002, the Board of Directors authorized the right to issue 1,000,000 shares of restricted common stock on or before February 1, 2002 to one private investor. The Board also issued the same investor the right to purchase an additional 1,000,000 shares of restricted common stock on or before March 31, 2002 only if the first purchase occurred.

On January 31, 2002, the investor excercised the first stock purchase.
The investor was credited with $68,384, which represented a prior note from the Company, including accrued interest. A promissory note was signed for the remainder $31,616. The note carries interest at a rate equal to the 30 day LIBOR and is payable in full on or before April 30, 2002. Each of the shares issued carried a warrant to purchase an additional share of the Company's common stock for $.10 for a period of five years.

On January 31, 2002, the above investor exercised the right to purchase an additional 1,000,000 shares of restricted common stock. The investor issued a promissory note to the Company for the entire $100,000. The note carries interest at a rate equal to the 30 day LIBOR and is payable in full on or before April 30, 2002. Each of the shares issued carried a warrant to purchase an additional share of the Company's common stock for $.10 for a period of five years.

NOTE 5.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has continued to incur operating losses ($922,847 for the six months ending January 31, 2002). In addition, the Company has used substantial working capital in its operations. As of January 31, 2002, current liabilities exceeded current assets by $867,766. Because of these factors, there is substantial doubt as to our ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6. SUBSEQUENT EVENTS

On February 11, 2002 the Company entered into a Teaming Agreement with Telespazio Brasil. The parties have determined that it may be mutually beneficial to enter into this agreement to pursue a South American initiative involving satellite telecommunications.

On March 1, 2002, 5,800,000 warrants for the purchase of the Company's restricted common stock were exercised. The Company received net proceeds of $100,000 on March 1, 2002 along with a $150,000 promissory note receivable pursuant to a Letter Agreement dated February 28, 2002.

There are certain conditions subsequent to this warrant exercise and payment which, if they occur, would require the investor to return a substantial amount of these shares back to the Company.

As part of this warrant exercise, this investor signed a stock purchase agreement whereas the investor will purchase 1,000,000 shares of common stock at $0.75 per share. This purchase agreement is contingent upon cetain agreements being signed and executed by the Company. As part of the agreement, the investor will have the option to purchase additional shares for a period of five years as follows: 1,000,000 shares of common stock at a price of $1.00 per share; 1,000,000 shares of common stock at a price of $1.50 per share; and 1,000,000 shares of common stock at a price of $2.00 per share.

On March 15, 2002, the holder of the Company's $875,000 convertible debenditures converted all debt to the Company's restricted common stock. 1,377,551 shares were converted at $0.49 per share pursuant to a November 9, 2000 Convertible Note Agreement, and 909,090 shares were converted at $0.22 per share pursuant to a Convertible Note Agreement dated April 18, 2001. The holder also exercised all available options and warrants associated with these convertible notes as follows: Two (2) 175,000 share options dated December 28, 2000 were exercised at a price of $.05 per share; 502,500 warrants were exercised at a price of $.05 per share pursuant to an agreement dated April 7, 2000; 352,941 warrants were exercised at a price of $.05 per share pursuant to an agreement dated June 7, 2000; 1,377,551 warrants were exercised at a price of $.05 per share pursuant to an agreement dated November 9, 2000 and 909,090 warrants were exercised at a price of $.05 per share pursuant to an agreement dated April 18, 2001. The Company received net proceeds of $30,633 from the options exercised and warrants, after paying in full a short term note owed to the note holder of $125,000 plus accrued interest of $18,971.

On March 18, 2002, the holder of a $30,130 short term note of the Company converted the note into 301,300 shares ofthe Company's restricted common stock pursuant to a Short Term Note dated August 8, 2001.

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

OVERVIEW

AMCI provides easy, convenient and cost-effective Internet based services where customers can access information about various fixed and mobile assets through a custom internet based software application. With our SatAlarm backend server software application, customers can use their existing PC and Internet connection to select a particular asset, and obtain information from sensors located at that asset.

Through utilization of newly available two-way satellite communication, we can monitor currently isolated facilities and equipment. We have activated over four hundred of our Sentry systems for satellite monitoring of oil and gas production and pipeline equipment.

RECENT DEVELOPMENTS

In the six months ended January 31, 2002, we have continued to implement our current product line and business strategy to enhance our ability to achieve profitability by focusing on our core business of remote asset monitoring.

In the six months ended January 31, 2002, we shipped approximately 350 of our Sentry units to new and existing oil and gas customers. These shipments produced one time revenues of approximately $305,000 and will produce monthly recurring revenues of approximately $10,500.

RESULTS OF OPERATIONS

Revenue. Revenue consists of hardware and airtime sales and custom development of products for our customers. During the six months ended January 31, 2002, revenues increased approximately 267% to $380,398 compared to the same period in 2001. This increase in year over year revenue was due to a higher number of subscribers to our service.

Cost of Revenues. Costs of revenues principally consists of manufacturing costs and the purchase of satellite airtime. Cost of revenues was $333,670 for the six months ended January 31, 2002, compared to $134,155 for the six months ended January 31, 2001. Our cost of revenue increased primarily due to the increase in hardware and airtime costs relating to the increased revenue.

Payroll, Payroll Taxes and Related Benefits. Payroll, payroll taxes, and related benefits decreased by $172,126 in the six months ended January 31, 2002, as compared to January 31, 2001. This is attributable to the fact that we had three less employees during the six months ended January 31, 2002. The total number of employees as of January 31, 2002, is 11.

Consulting fees. Consulting fees decreased 25% from $208,685 to $156,025 for the six months ended January 31, 2001 and 2002, respectively. The large decrease is primarily due to the fact that we have narrowed our development to the Sentry and Satalarm products, which are now commercially available.

Selling, General and Administrative. Selling, general and administrative expenses principally consist of compensation and related costs for personnel, fees for legal and other professional services and depreciation of equipment and software used for general corporate purposes. There was an approximate 23% decrease in total selling, general and administrative expenses compared to the six-month period a year ago. Selling, general and administrative expenses for the six months ended January 31, 2002 and 2001 were $890,505 and $1,152,736, respectively. The decrease is primarily due to increased cost control efforts and the reduction in headcount.

Other Income and Expenses. Other income (expenses) consisted of income from cash equivalents and short term investments, less interest expense related to financing obligations. Other income (expenses) for the six months ended January 31, 2002 and 2001 was ($79,070) and ($70,177), respectively. The difference is due to the amortization of loan costs we incurred for the period ended January 31, 2001 and the impairment of asset of $20,417 related to non-compete agreement with Mr. Buntin during the quarter ended January 31, 2002.

Net Loss. We had a net loss of $922,847 (or $0.0348 per share) on revenues of $380,398 for the six months ended January 31, 2002 compared to a net loss of $1,214,804 (or $0.0561 per share) on revenues of $142,264 for the period ended January 31, 2001. The decrease in net loss was primarily attributable to increased revenues and a decrease in selling, general and administrative expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We understand that cash and equivalents on hand at January 31, 2002, are not adequate to meet even our short-term capital needs. As a result of net losses incurred, we have used substantial working capital in our operations. As of January 31, 2002, current liabilities exceeded current assets by $867,766. There is substantial doubt as to our ability to continue as a going concern without additional financing or capital infusion.

During the last three months we have sold 6,000,000 shares of our common stock for net proceeds of $600,000. Although we believe that our current and several new investors are committed to our future success, there can be no assurance that additional funds will be available when needed on commercially reasonable terms.

On March 1, 2002, 5,800,000 warrants for the purchase of the Company's restricted common stock were exercised. The Company received net proceeds of $100,000 on March 1, 2002 along with a $150,000 promissory note receivable pursuant to a Letter Agreement dated February 28, 2002.

On March 15, 2002, all of the Company's convertible debt was converted into the Company's restricted common stock. 1,377,551 shares were converted at $.49 per share pursuant to a November 9, 2000 Convertible Note Agreement and 909,090 shares were converted at $.22 per share pursuant to an April 18, 2000 Convertible Note Agreement. Also on the same date, 3,492,082 options and warrants were exercised at a price of $.05 per share for the Company's restricted common stock.

On March 18, 2002, the holder of a $30,130 short term note of the Company converted the note into 301,300 shares ofthe Company's restricted common stock pursuant to a Short Term Note dated August 8, 2001.

Conditions have existed to limit our ability to market our products and services at amounts sufficient to recover an acceptable amount of operating and administrative costs. However, we anticipate that newly instituted controls and new products may reverse this condition within the next fiscal year.

We have over 500 Sentry units in the field currently being used for production purposes and under assessment by various customers and resellers. Within the next two calendar quarters, we anticipate several orders, which could have a significant impact on our net sales and income.

We believe that recurring revenues derived from monthly satellite and paging monitoring charges should continue to build value for the shareholders. Our principal marketing efforts are directed toward the oil and gas industry, which has a need for monitoring high value assets. We anticipate that during the latter part of fiscal year year 2002, revenues should increase from the enrollment of subscribers based on our various initiatives underway with manufacturers of gas compressors. We will continue to market our services to those companies for deployment of our system on a fleet basis in order to optimize upon subscriber enrollment. We currently have over 500 satellite subscriber communicators (the industry term for transceivers) deployed in field operations. These units are currently monitoring a variety of assets although the bulk of them are on gas compressors in the southwest Unites States.

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

None

Item 2.  Changes in Securities and Use of Proceeds

On November 5, 2001, the Board of Directors authorized the issuance of 2,000,000 shares of restricted common stock Jerry D. Kennett, MD. The Company received net proceeds of $200,000 from the sale of these shares. Each of the shares issued carried a warrant to purchase one additional share of the Company's common stock for $0.10 per share for a period of five years.

On December 14, 2001, the Board of Directors authorized the issuance of 84,035 shares of restricted common stock to Lindy Amyx and 33,612 shares of restricted common stock to John Robinson, two individual independent consultants, in settlement of an accounts payable for consulting services in the amount of $20,000.

On December 28, 2001, the Board of Directors authorized the issuance of 2,000,000 shares of restricted common stock to Jerry D. Kennett, MD. The Company received net proceeds of $200,000 from the sale of these shares. Each of the shares issued carried a warrant to purchase one additional share of the Company's common stock for $0.10 per share for a period of five years.

On January 22, 2002, the Board of Directors authorized the right to issue 1,000,000 shares of restricted common stock on or before February 1, 2002 to Arkad Co., LLC. The Board also issued the same investor the right to purchase an additional 1,000,000 shares of restricted common stock on or before March 31, 2002 only if the first purchase occurred.

On January 31, 2002 Arkad Co., LLC excercised the first stock purchase.
Arkad Co., LLC was credited with $68,384, which represented a prior note from the Company, including accrued interest. The remainder of the purchase $31,616.44 was funded with a promissory note dated January 31, 2002. The note carries interest at a rate equal to the 30 day LIBOR and is payable in full on or before April 30, 2002. Each of the shares issued carried a warrant to purchase an additional share of the Company's common stock for $.10 for a period of five years.

On January 31, 2002, Arkad Co., LLC exercised the right to purchase an additional 1,000,000 shares of restricted common stock. The entire $100,000 net proceeds to the Company was funded with a $100,000 promissory note dated January 31, 2002. The note carries interest at a rate equal to the 30 day LIBOR and is payable in full on or before April 30, 2002. Each of the shares issued carried a warrant to purchase an additional share of the Company's common stock for $.10 for a period of five years.

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

                                      American Millennium Corporation, Inc.

DATED: March 19, 2002                    By: /s/ Garrett L. Thomas

                                      ----------------------------------
                                      Garrett L. Thomas, President
                                      (Chief Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: March 19, 2002                     By:  /s/ Stephen F. Watwood

                                     --------------------------------------
                                     Stephen F. Watwood, Director, Chairman
                                     of the Board, Vice President of
                                     Business Development

DATED: March 19, 2002                     By:  /s/ Andrew F. Cauthen

                                     --------------------------------------
                                     Andrew F. Cauthen, Director,
                                     Vice Chairman

DATED: March 19, 2002                     By:  /s/ Bruce R. Bacon

                                     --------------------------------------
                                     Bruce R. Bacon, Director, Chief
                                     Technology Officer, Vice President
                                     of Engineering

DATED: March 19, 2002                     By:  /s/ Shirley Harmon

                                     --------------------------------------
                                     Shirley Harmon, Director
                                     (Corporate Secretary)

DATED: March 19, 2002                      By:  /s/ Ronald J. Corsentino

                                     --------------------------------------
                                     Ronald J. Corsentino, Controller, Treasurer
                                     (Principal Accounting Officer)