Form 10QSB
period 2002-04-30
AMERICAN MILLENNIUM CORP INC
filed 2002-06-21
CIK 350193

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number: 3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended April 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,781,977 at June 21, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [ ]

AMERICAN MILLENNIUM CORPORATION, INC.
FORM 10-QSB

INDEX

                                                                            PAGE

PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements
          Balance Sheet - April 30, 2002 (Unaudited)                           1
          Statements of Operations - Three months ended
            April 30, 2002 and 2001 (Unaudited)                                2
          Statements of Operations - Nine months ended
            April 30, 2002 and 2001 (Unaudited)                                3
          Statements of Cash Flows - Nine Months ended
            April 30, 2002 and 2001 (Unaudited)                                4
          Notes to Financial Statements (Unaudited)                            5
Item 2.   Management's Discussion and Analysis or Plan of Operation            8

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings                                                   12
Item 2.   Changes in Securities                                               13
Item 3.   Defaults Upon Senior Securities                                     13
Item 4.   Submission of matters to a Vote of Securities Holders               13
Item 5.   Other Information                                                   13
Item 6.   Exhibits and reports on Form 8-K                                    13

-----------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1.  Financial Statements

The information required by Item 310(b) of Regulation SB is as follows:

AMERICAN MILLENNIUM CORPORATION, INC.
BALANCE SHEET (Unaudited)
-----------------------------------------------------------------------------
April 30, 2002
-----------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..........................$   769,477
  Accounts receivable, less allowance for doubtful
    accounts of $6,036 ...............................    113,696
  Inventories ........................................     32,244
  Employee advances ..................................      3,888
  Prepaid expenses ...................................        807
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS .................................    920,112
-----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET ..........................    102,952
-----------------------------------------------------------------------------
OTHER ASSETS
  Securities in closely-held corporation .............      3,040
  Deposits............................................      6,379
  Other ..............................................        760
  Deferred income tax asset, less valuation
    allowance of $5,484,412 ..........................        --
-----------------------------------------------------------------------------
TOTAL OTHER ASSETS ...................................     10,179
-----------------------------------------------------------------------------
TOTAL ASSETS .........................................$ 1,033,243
=============================================================================

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable ....................................$  566,125
  Accrued payroll and related taxes ...................   189,451
  Other accrued liabilities ...........................    58,812
  Accrued Warranty ....................................    15,000
  Current portion of capitalized lease obligations ....     7,440
  Notes payable to related parties ....................   205,101
  Notes payable to shareholder ........................    39,971
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ............................. 1,081,900

LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS.....       910
-----------------------------------------------------------------------------
TOTAL LIABILITIES ....................................  1,082,810
-----------------------------------------------------------------------------

DEFICIENCY IN ASSETS
  Preferred stock, 10,000,000 shares authorized;
    none issued                                              --
  Common stock, $.001 par value, 60,000,000 shares
    authorized; 44,781,977 and outstanding ...........     44,782
  Additional paid-in capital ......................... 18,840,110
  Stock subscription receivable                          (115,000)
  Accumulated deficit.................................(18,819,459)
  -----------------------------------------------------------------------------
TOTAL DEFICIENCY IN ASSETS ...........................    (49,567)
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS ...........$ 1,033,243
=============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF OPERATIONS  (Unaudited)
-----------------------------------------------------------------------------
For the Three Months Ended April 30,                         2002        2001
------------------------------------------------------------------------------
REVENUES..............................................$    81,874 $     79,349
COST OF REVENUES .....................................     78,338       21,006
------------------------------------------------------------------------------
GROSS PROFIT..........................................      3,536      58,343
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............    112,200      306,790
  Consulting - others ................................     40,053       48,124
  Professional .......................................     14,909       35,020
  Employee salaries ..................................     74,145      122,766
  Employee benefits and payroll taxes ................     23,955       38,820
  Travel .............................................     13,158       31,110
  Telephone and utilities ............................     10,545       10,261
  Depreciation and amortization ......................      7,595       37,645
  Equipment and property rental ......................     20,771       20,510
  Warranty expense....................................     80,400         -
  Bad debts...........................................       --          8,489
  Computer and internet...............................     22,732       16,282
  Other ..............................................     17,595       23,357
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...    438,058      699,174
------------------------------------------------------------------------------
LOSS FROM OPERATIONS .................................   (434,522)    (640,831)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Interest expense ...................................    (14,590)    (31,802)
  Other miscellaneous income .........................     17,061      (1,466)
------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)..........................      2,471     (33,268)
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .............................   (432,051)   (674,099)
INCOME TAXES .........................................        --          --
------------------------------------------------------------------------------
NET LOSS .............................................   (432,051)   (674,099)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........    $(0.014)    $(0.031)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) ................................. 30,516,989  21,947,619
==============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------------
For the Nine Months Ended April 30,                        2002        2001
------------------------------------------------------------------------------
REVENUES..............................................$   462,290 $    221,613
COST OF REVENUES .....................................    412,026      155,161
------------------------------------------------------------------------------
GROSS PROFIT..........................................     50,264       66,452
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............    371,825      581,540
  Consulting - others ................................    196,078      256,810
  Professional .......................................     37,676      108,093
  Employee salaries ..................................    204,146      380,878
  Employee benefits and payroll taxes ................     84,451      128,196
  Travel .............................................     50,082       93,638
  Telephone and utilities ............................     25,857       34,208
  Depreciation and amortization ......................     57,831       90,160
  Equipment and property rental ......................     61,375       62,809
  Warranty expense....................................     80,400         -
  Bad debts...........................................     43,348        8,872
  Computer and internet...............................     54,961       30,250
  Other ..............................................     55,834       76,455
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...  1,323,864    1,851,909
------------------------------------------------------------------------------
LOSS FROM OPERATIONS ................................. (1,273,600)  (1,785,457)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
  Interest expense ...................................    (73,433)     (84,719)
  Loan costs..........................................        --       (41,875)
  Miscellaneous income ...............................     12,592       23,148
  Impairment of asset ................................    (20,417)        --
------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES).........................    (81,258)    (103,446)
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES ............................. (1,354,858)  (1,888,903)
INCOME TAXES .........................................        --          --
------------------------------------------------------------------------------
NET LOSS ............................................. (1,354,858)  (1,888,903)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........    $(0.044)     $(0.086)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) ................................. 30,516,989  21,947,619
==============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC.
STATEMENTS OF CASH FLOWS                               (Unaudited)   (Unaudited)
-------------------------------------------------------------------------------
For the Nine Months Ended April 30,                       2002        2001
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) ........................................$(1,354,858) $(1,888,903)
      Adjustments to reconcile net (loss) to net
        cash used by operating activities:
        Depreciation and amortization .................     57,831       90,160
        Amortization of loan costs.....................      --          41,875
        Provision for bad debts .......................     43,349          --
        Loss on disposal of property and equipment ....                   1,201
        Common stock exchanged for services ...........     24,260       54,691
        Stock options issued as compensation...........     20,417      204,000
     (Increase) decrease in assets:
        Accounts receivable ...........................    (60,666)     (32,199)
        Inventory .....................................      5,514       (6,778)
        Prepaid expenses ..............................      7,417      (23,504)
        Other assets ..................................     13,791       (5,866)
      Increase (decrease) in liabilities:
        Accounts payable ..............................    245,175       82,374
        Accrued payroll and related taxes .............    110,090       (2,523)
        Accrued liabilities ...........................     95,948      (71,398)
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES .................   (791,732)  (1,556,870)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts
   Proceeds from disposal of property and equipment....         --         400
--------------------------------------------------------------------------------
RECEIPTS FROM INVESTING ACTIVITIES      ...............         --         400
--------------------------------------------------------------------------------
 Disbursements
   Acquisition of property and equipment ..............     (3,105)    (138,895)
--------------------------------------------------------------------------------
DISBURSEMENTS FROM INVESTING ACTIVITIES ...............     (3,105)    (138,895)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES .................     (3,105)    (138,495)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
   Proceeds from notes payable to officers .............       --       289,500
   Proceeds from note payable stockholder ..............    30,130      950,000
   Proceeds from warrants exercised ....................                 25,000
   Proceeds from issuance of common stock, net ......... 1,535,000      583,000
--------------------------------------------------------------------------------
RECEIPTS FROM FINANCING ACTIVITIES ..................... 1,565,130     1,847,500
--------------------------------------------------------------------------------
Disbursements
   Payments on notes payable to officers ...............               (190,000)
   Payments on notes due related parties ...............    (5,000)     (18,158)
--------------------------------------------------------------------------------
DISBURSEMENTS FROM FINANCING ACTIVITIES ................    (5,000)    (208,158)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .............. 1,560,130    1,639,342
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...   765,293      (56,023)

CASH AND CASH EQUIVALENTS - BEGINNING ..................     4,184      105,148
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING .....................$  769,477  $    49,125
================================================================================
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
     Interest ..........................................$    --     $    84,719
     Income taxes ......................................$    --     $      --

In addition to amounts reflected above, common stock was issued for:
     Notes payable to related parties ..................$    --     $      --
     Accrued consulting due officers ...................$    --     $   298,498
     Advances due to officers ..........................$    --     $    14,080
     Notes payable to officers .........................$    --     $   245,397
     Accrued salary due officers .......................$    --     $    89,208
     Notes payable related parties .....................$   30,130  $      --
     Notes payable to shareholders .....................$  170,595  $      --
     Convertible debt ..................................$  875,000  $      --
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

Basic and diluted net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Available stock options at April 30, 2002, to purchase 19,385,516 shares were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive

Revenue Recognition

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

NOTE 3. RELATED PARTY TRANSACTIONS

On February 26, 2002, the Board of Directors authorized the issuance of 71,000 shares of restricted common stock to Lindy Amyx, an individual independent consultant, in settlement of an accounts payable for consulting services in the amount of $4,260.

On March 16, 2002, the Board of Directors authorized the issuance of 301,300 shares of restricted common stock to Savitar Farms, LLC in full settlement of a promissory note payable dated August 8, 2001 in the amount of $30,130.

On April 3, 2002, the Board of Directors authorized the issuance of 189,979 shares of restricted common stock to AlphaCom, Inc. a current shareholder, in partial settlement of a $75,000 promissory note payable due to AlphaCom dated October 5, 2000. The balance of the note as of April 3, 2002 is $40,595.

NOTE 4.  COMMON STOCK

On March 1, 2002 the Board of Directors authorized the issuance of 5,800,000 shares of restricted common stock to one private investor pursuant to this investor exercising all of their outstanding warrants. The Company received net proceeds of $100,000 from the exercise of these warrants along with a promissory note in the amount of $150,000. The promissory note was to be paid only if the investor did not make an additional $750,000 investment in the Company. On April 29, 2002 the same investor did make the additional investment, as described below, thus the promissory note was not due the Company.

On April 29, 2002 the Board of Directors authorized the issuance of 1,000,000 shares of restricted common stock to one private investor. The Company received net proceeds of $750,000 from the sale of these shares. The investor will have the option to purchase additional shares for a period of five years as follows: 1,000,000 shares of common stock at a price of $1.00 per share; 1,000,000 shares of common stock at a price of $1.50 per share; and 1,000,000 shares of common stock at a price of $2.00 per share.

On March 15, 2002, the holder of the Company's $875,000 convertible debentures converted all debt to the Company's restricted common stock. 1,377,551 shares were converted at $0.49 per share pursuant to a November 9, 2000 Convertible Note Agreement, and 909,090 shares were converted at $0.22 per share pursuant to a Convertible Note Agreement dated April 18, 2001. The holder also exercised all available options and warrants associated with these convertible notes as follows: Two (2) 175,000 share options dated December 28, 2000 were exercised at a price of $.05 per share; 502,500 warrants were exercised at a price of $.05 per share pursuant to an agreement dated April 7, 2000; 352,941 warrants were exercised at a price of $.05 per share pursuant to an agreement dated June 7, 2000; 1,377,551 warrants were exercised at a price of $.05 per share pursuant to an agreement dated November 9, 2000 and 909,090 warrants were exercised at a price of $.05 per share pursuant to an agreement dated April 18, 2001. The Company received net proceeds of $30,633 from the options exercised and warrants, after paying in full a short-term note owed to the note holder of $125,000, plus accrued interest of $18,971.

NOTE 5.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has continued to incur operating losses ($1,354,858 for the nine months ending April 30, 2002). In addition, the Company has used substantial working capital in its operations. As of April
30, 2002, current liabilities exceeded current assets by $161,788. Because of these factors, there is substantial doubt as to our ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6. SUBSEQUENT EVENTS

On May 16, 2002, the Company completed the acquisition of 2,400,000 shares of stock from NSI Global, Inc for $750,000 as required under the April 23, 2002 agreement. The Company has options to purchase an additional 14.1 million shares of NSI Global, Inc. for prices ranging from $0.55 to $0.61 that expire on various dates ending December 31, 2003.

On May 30, 2002, Telespazio Brasil announced its intention to work with the Company on the distribution of GlobalWave technology and products in South America. Under this expected agreement, Telespazio Brasil will use its considerable resources in South America to provide Vistar MT2000 terminals and satellite airtime to value added resellers, original equipment manufacturers and end users. The Company will provide the necessary capital to acquire the regional operator hardware from Vistar and buy the satellite airtime.

Item 2. Management's Discussion and Analysis or Plan of Operations

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information set forth under this Management's Discussion and Analysis or Plan of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). American Millennium Corporation, Inc. desires to avail itself of certain 'safe harbor' provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

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

Through utilization of available two-way satellite communication, we can monitor currently isolated facilities and equipment. We have activated over four hundred of our Sentry systems for satellite monitoring of oil and gas production and pipeline equipment.

RECENT DEVELOPMENTS

In the nine months ended April 30, 2002, we have continued to implement our current product line and business strategy to enhance our ability to achieve profitability by focusing on our core business of remote asset monitoring.

In the nine months ended April 30, 2002, we shipped approximately 400 of our Sentry units to new and existing oil and gas customers. These shipments produced one time revenues of approximately $352,000 and will produce monthly recurring revenues of approximately $12,000.

On February 11, 2002 the Company entered into a Teaming Agreement with Telespazio Brasil to pursue a South American initiative involving satellite telecommunications.

On April 23, 2002, the Company was awarded the license to provide the GlobalWave system for satellite tracking and monitoring for South American from NSI Global, Inc. Under the agreement, NSI will provide a turnkey GlobalWave wireless packet data system on an exclusive basis to the Company and Telespazio Brasil. The Company has issued NSI a five year option to purchase up to 10% of the company to be formed to provide GlobalWave services in South America. The exercise price of the option is the lower of 10% of the book value of the net assets at the time of the option exercise, and $1,000,000. The Company also issued NSI a five-year warrant to purchase up to 1.5 million shares of the Company for $.10 per share.

On April 29, 2002 we received net proceeds of $750,000 from the sale of 1,000,000 shares of our common stock. These proceeds will be used to purchase
2.4 million shares of NSI Global, Inc . common stock pursuant to our agreement with them concerning the South American regional operator license.

RESULTS OF OPERATIONS

Revenue. Revenue consists of hardware and airtime sales and custom development of products for our customers. During the nine months ended April 30, 2002, revenues increased approximately 209% to $462,290 compared to the same period in 2001. This increase in year over year revenue was due to a higher number of subscribers to our service.

Cost of Revenues. Costs of revenues principally consists of manufacturing costs and the purchase of satellite airtime. Cost of revenues was $412,026 for the nine months ended April 30, 2002, compared to $155,161 for the nine months ended April 30, 2001. Our cost of revenue increased primarily due to the increase in hardware and airtime costs relating to the increased revenue.

Payroll, Payroll Taxes and Related Benefits. Payroll, payroll taxes, and related benefits decreased by $430,192 in the nine months ended April 30, 2002, as compared to April 30, 2001. This is attributable to the fact that we had three less employees during the nine months ended April 30, 2002, and that payroll and benefit administration was brought in house rather than contracting with a third party payroll administrator. The total number of employees as of April 30, 2002, is 10.

Consulting fees. Consulting fees decreased from $256,810 to $196,078 for the nine months ended April 30, 2001 and 2002, respectively. The decrease is primarily due to the fact that we have narrowed our development to the Sentry and Satalarm products, which are now commercially available.

Selling, General and Administrative. Selling, general and administrative expenses principally consist of compensation and related costs for personnel, fees for legal and other professional services and depreciation of equipment and software used for general corporate purposes. There was an approximate 33% decrease in total selling, general and administrative expenses compared to the nine month period a year ago. During the quarter we experienced an unusually high level of warranty returns and repairs. Our mangement has met with production personnel and redesigned certain components to alleviate future occurrences. Selling, general and administrative expenses for the nine months ended April 30, 2002 and 2001 were $1,323,864 and $1,851,909, respectively. The decrease is primarily due to increased cost control efforts and the reduction in personnel.

Other Income and Expenses. Other income (expenses) consisted of income from cash equivalents and short term investments, less interest expense related to financing obligations. Other income (expenses) for the nine months ended April 30, 2002 and 2001 was ($81,258) and ($103,446), respectively. The difference is due to the amortization of loan costs we incurred for the period ended April 30, 2001, and the impairment of asset of $20,417 related to non-compete agreement with Mr. Buntin during the quarter ended January 31, 2002.

Net Loss. We had a net loss of $1,354,858 (or $0.0444 per share) on revenues of $462,290 for the nine months ended April 30, 2002, compared to a net loss of $1,888,903 (or $0.086 per share) on revenues of $221,613 for the period ended April 30, 2001. The decrease in net loss was primarily attributable to increased revenues and a decrease in selling, general and administrative expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We understand that cash and equivalents on hand at April 30, 2002, are not adequate to meet even our short-term capital needs. On April 29, 2002 we sold 1,000,000 shares of our common stock and we received net cash proceeds of $750,000. This cash was subsequently used to purchase 2,400,000 shares of NSI Global, Inc pursuant to our agreement with NSI regarding the South American regional operation agreement.

As a result of net losses incurred, we have used substantial working capital in our operations. As of April 30, 2002, current liabilities exceeded current assets by $161,788. There is substantial doubt as to our ability to continue as a going concern without additional financing or capital infusion.

During the last three months we have sold 5,800,000 shares of our common stock, pursuant to option and warrant agreements for net proceeds of $100,000. Although we believe that our current and several new investors are committed to our future success, there can be no assurance that additional funds will be available when needed on commercially reasonable terms.

On March 1, 2002, 5,800,000 warrants for the purchase of the Company's restricted common stock were exercised. The Company received net proceeds of $100,000 on March 1, 2002, along with a $150,000 contingent promissory note receivable pursuant to a Letter Agreement dated February 28, 2002. The repayment of the $150,000 note was contingent on the investor making a $750,000 investment in the Company. On Apri 29, 2002 the $750,000 investment was received by the Company, therefore the $150,000 contingent note was not payable to the Company.

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

We believe that recurring revenues derived from monthly satellite and paging monitoring charges should continue to build value for the shareholders. Our principal marketing efforts are directed toward the oil and gas industry, which has a need for monitoring high value assets. We anticipate that during the latter part of fiscal year year 2002, revenues should increase from the enrollment of subscribers based on our various initiatives underway with manufacturers of gas compressors. We will continue to market our services to those companies for deployment of our system on a fleet basis in order to optimize upon subscriber enrollment. We currently have over 500 satellite subscriber communicators (the industry term for transceivers) deployed in field operations. These units are currently monitoring a variety of assets although the bulk of them are on gas compressors in the southwest United States.

We have made no material commitments for capital expenditures and expect no significant changes in the number of employees. We will continue to outsource production and manufacturing. Research, development, and major marketing efforts will be performed by our existing employees.

-----------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
-----------------------------------------------------------------------------
Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities.

On February 26, 2002, the Board of Directors authorized the issuance of 71,000 shares of restricted common stock to Lindy Amyx, an individual independent consultant, in settlement of an accounts payable for consulting services in the amount of $4,260.

On March 1, 2002 the Board of Directors authorized the issuance of 5,800,000 shares of restricted common stock to Jerry D. Kennett, MD pursuant to this investor exercising all of their outstanding warrants. The Company received net proceeds of $100,000 from the exercise of these warrants along with a promissory note in the amount of $150,000. The promissory note was to be paid only if the investor did not make an additional $750,000 investment in the Company. On April 29, 2002 the same investor did make the additional investment, as described below, thus the promissory note was not due the Company.

On March 15, 2002, Rodney R. Schoemman,the holder of the Company's $875,000 convertible debentures converted all debt to the Company's restricted common stock. 1,377,551 shares were converted at $0.49 per share pursuant to a November 9, 2000 Convertible Note Agreement, and 909,090 shares were converted at $0.22 per share pursuant to a Convertible Note Agreement dated April 18, 2001. The holder also exercised all available options and warrants associated with these convertible notes as follows: Two (2) 175,000 share options dated December 28, 2000 were exercised at a price of $.05 per share; 502,500 warrants were exercised at a price of $.05 per share pursuant to an agreement dated April 7, 2000; 352,941 warrants were exercised at a price of $.05 per share pursuant to an agreement dated June 7, 2000; 1,377,551 warrants were exercised at a price of $.05 per share pursuant to an agreement dated November 9, 2000 and 909,090 warrants were exercised at a price of $.05 per share pursuant to an agreement dated April 18, 2001. The Company received net proceeds of $30,633 from the options exercised and warrants, after paying in full a short term note owed to the note holder of $125,000 plus accrued interest of $18,971.

On March 16, 2002, the Board of Directors authorized the issuance of 301,300 shares of restricted common stock to Savitar Farms, LLC in full settlement of a promissory note payable dated August 8, 2001 in the amount of $30,130.

On April 3, 2002, the Board of Directors authorized the issuance of 189,979 shares of restricted common stock to AlphaCom, Inc. a current shareholder, in partial settlement of a $75,000 promissory note payable due to AlphaCom dated October 5, 2000. The balance of the note as of April 3, 2002 is $40,595.

On April 29, 2002 the Board of Directors authorized the issuance of 1,000,000 shares of restricted common stock to Jerry D. Kennett, MD. The Company received net proceeds of $750,000 from the sale of these shares. The investor will have the option to purchase additional shares for a period of five years as follows: 1,000,000 shares of common stock at a price of $1.00 per share; 1,000,000 shares of common stock at a price of $1.50 per share; and 1,000,000 shares of common stock at a price of $2.00 per share.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) No Reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      American Millennium Corporation, Inc.
                                      -------------------------------------
                                                (Registrant)

Date: June 21, 2002                    /s/ Garrett L. Thomas

                                      ----------------------------------
                                      Garrett L. Thomas, President
                                      (Chief Executive Officer)


Date: June 21, 2002                     /s/ Stephen F. Watwood

                                     --------------------------------------
                                     Stephen F. Watwood, Vice President of
                                     Business Development

Date: June 21, 2002                     /s/ Andrew F. Cauthen

                                     --------------------------------------
                                     Andrew F. Cauthen, Vice Chairman

Date: June 21, 2002                     /s/ Bruce R. Bacon

                                     --------------------------------------
                                     Bruce R. Bacon, Chief Technology Officer,
                                     Vice President of Engineering

Date: June 21, 2002                     /s/ Shirley Harmon

                                     --------------------------------------
                                     Shirley Harmon, Corporate Secretary

Date: June 21, 2002                      /s/ Ronald J. Corsentino

                                     --------------------------------------
                                     Ronald J. Corsentino, Controller,
                                     Treasurer, Chief Financial Officer