Form 10KSB
period 2002-07-31
AMERICAN MILLENNIUM CORP INC
filed 2002-11-14
CIK 350193

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| Annual report under Section 13 or 15(d) of the Securities Act of 1934 for the fiscal year ended July 31, 2002.

         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________.

                         Commission file number: 0-10841

                      AMERICAN MILLENNIUM CORPORATION, INC.
                 (Name of Small Business Issuer in its Charter)

       NEW MEXICO                                      85-0273340
----------------------------            ----------------------------------------
(State or Other Jurisdiction
of Incorporation or Organization)          (I.R.S. Employer Identification No.)


 110 North Rubey Drive, Suite 100A, Golden, CO               80403
 ------------------------------------------------           ------
    (Address of Principal Executive Offices)              (Zip Code)

                    Issuer's telephone number (303) 279-2002

Securities registered under Section 12(b) of the Exchange Act:    None

Title of each class:                                    None
Name of each exchange on which registered:              None

Securities registered under
Section 12(g) of the Exchange Act:  Common Stock, $.001 par value
                                    -----------------------------
                                             (Title of Class)

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] State issuer's revenues for its most recent fiscal year:
$679,166 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of November 13, 2002, the aggregate market value of the company's common stock held by non-affiliates was $4,926,017. State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of November 13, 2002, 44,781,977 shares of common stock were outstanding. TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK
ONE): Yes ___ NO _X__

                      AMERICAN MILLENNIUM CORPORATION, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I

Item 1.       Description of Business                                        1
Item 2.       Description of Property                                        7
Item 3.       Legal Proceedings                                              7
Item 4.       Submission of Matters to a Vote of Security Holders            7

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters       7
Item 6.       Management's Discussion and Analysis or Plan of Operation      9
Item 7.       Financial Statements                                          11
Item 8.       Change In and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      27

PART III

Item 9.        Directors, Executive Officers, Promoters, and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act        27
Item 10.      Executive Compensation                                        28
Item 11.      Security Ownership of Certain Beneficial Owners
                  and Management                                            29
Item 12.      Certain Relationships and Related Transactions                32
Item 13.      Exhibits and Reports on Form 8-K                              33

--------------------------------------------------------------------------------

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

Overview

We are a provider of wireless solutions for tracking and monitoring of mobile and fixed assets utilizing wireless communication technology and our own collection of hardware and proprietary software applications. The core of our business is the provision of information collected from remote assets to the owner/operator of those assets for use in their management. The information can be provided on a secure website at our server facilities for access by the owner/operator through the Internet and a web browser or by web-enabled cellular phone or PDA. We are a licensed value added reseller for Vistar Datacom.

Recent Developments

On April 22, 2002 we signed a Regional Operator Agreement with Vistar Telecommunications, Inc. appointing us as the regional operator for South America for distribution of the Vistar technology. The term of the agreement is ten years, with two five year renewal options, and is exclusive for all of South America except for Columbia and Venezuela, where we will be able to sell non-exclusively. We will provide Vistar MT2000 terminals and airtime to customers in South America. We will acquire the terminals from Vistar Telecomm and will purchase bulk airtime from a commercial satellite provider.

On August 11, 2002 we signed a Distribution and Support Agreement with Telespazio Brasil, a leading tracking and monitoring firm in Brazil. Under the agreement, Telespazio was appointed the distributor and support party for our products and services in South America.

We have formed a new wholly owned subsidiary, AMCi International, Inc., a Delaware Corporation, for the pursuit of our activities as the Vistar licensee for South America.

On September 24, 2002 we signed a Value-Added Reseller (VAR) agreement with Aeroastro for the marketing of Satellite Enabled Notification System (SENS) devices. SENS is a simplex (one-way) communication platform that utilizes extremely low-power remote devices to send occasional short data messages over the Globalstar satellite constellation from the field device to a back-office system. Under the agreement, we may market the SENS technology in the United States oil & gas industry and in the South American trucking industry.

AeroAstro and Globalstar have formed a partnership to bring the SENS technology to the market with AeroAstro providing the hardware and Globalstar providing the satellite system. The system is expected to be commercially released in late November 2002, with full service across the North American market in January 2003.

The SENS technology is much lower cost than any commercially released low-data rate satellite communication system, both for the modem device and satellite airtime. SENS technology meets the need for a very low cost satellite communication solution and as such will enable classes of applications that were until now economically infeasible. AMCi recognizes the disruptive potential of this technology and has moved to maintain and possibly increase it's own market share potential in the face of this technology by adopting it where appropriate rather than competing against it.

On October 14, 2002, we announced that we have received Class I, Division II certification for hazardous location use of our SatAlarm Sentry product for both the United States and Canada. This certification entails extensive testing through an independent laboratory to ensure that the product is non-incendive and can be used in areas where there may be ignitable atmospheres, such as in its main application as a call out system for gas compressors.

Corporate Information

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

Our corporate headquarters are located at 110 North Rubey Drive, Suite 100A, Golden, Colorado 80403, and our telephone number is (303) 279-2002.

SatAlarm line of products and services

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

Through utilization of newly available two-way satellite communication, we can monitor currently isolated facilities and equipment. We have activated over five hundred systems for satellite monitoring of oil and gas production and pipeline equipment as well as systems for monitoring and tracking rail and highway vehicles. Assets that could not be practically served by land-based communication systems can now utilize satellite monitoring and tracking to yield significantly better equipment management. This results in increased production, less product loss and increased capital efficiency for our customers.

Our principal supplier of both hardware and satellite airtime is Vistar Datacom, Inc. Under the terms of our agreement with Vistar Datacom, Inc., we can provide Vistar's GlobalWave (TM) asset management and tracking solutions to customers in the energy, industrial, commercial, container, transportation, and consumer vehicle markets throughout the 48 contiguous states and Canada.

HOW DOES SATALARM WORK?

     1. Status, location, malfunction or failure information is sent from our hardware located on a customer's asset to a satellite.

     2. The information passes through the satellite network to our service center for analysis. The customer can then either access a web site to check the status of their asset, or SatAlarm can automatically alert the customer with various alarms.

The SatAlarm products provide access to data about remote high value assets in the oil and gas industry using satellite technology and AMCi's proprietary SatAlarm Server software. Owner/operators of such assets, primarily gas compressors, need to know the operational status of those assets, which is often difficult when they are located in remote, hard-to-reach sites. The SatAlarm-Sentry unit collects data from the remote compressor and forwards it through the Vistar Datacom GlobalWave(TM) satellite system and AMCi's SatAlarm Server to the owner/operator. Access can be by web-enabled cellular phoneor PDA or using a web browser to interface with AMCi's web servers where the data is archived.

The SatAlarm Sentry product mounts on the asset using magnetic clamps and is supplied with batteries good for two years of operation without replacement. Installation and activation takes just a matter of minutes and can be accomplished without any training, just using the AMCi installation guide.

Oil and Gas Industry

We have various initiatives underway with oil and gas producers as well as manufacturers of gas compressors and control panels for those compressors. We currently have over five hundred of our Sentry units that are activated and monitoring production assets for our customers. We also have many potential customers with Sentry units in active field trials. Much of oil and natural gas production occurs in largely remote areas far beyond the economic range of wired or terrestrially based wireless communication. Key to the operation of these production sites are enormous compressors used to extract, collect, and transfer the oil and gas to transmission pipelines. The malfunction or failure of one of these compressors is a red-alert event for the production operator. The economic loss can be measured in thousands of dollars per hour of down time, resulting in a high value placed on reduction of the duration of an outage. The Sentry product has been designed for easy installation and operation. Customers simply place the Sentry on the top of the compressor facing south and turn it on. There is no connection required to the compressor as the Sentry is battery powered and senses compressor's operating status using an internal vibration sensor. The Sentry also contains additional interface circuitry, including digital inputs and outputs, an analog input, and a serial port for sending and receiving externally formatted data. In addition to deployments of the basic vibration-sensing callout application, Sentry units are installed with a variety of simple and complex sensors and devices. Tank level alarming is a common additional use for the Sentry today in the oil and gas industry. Currently approximately 80% of our revenues are derived from the oil & gas industry.

Our current revenues are dependent on a few major customers. As of July 31, 2002 approximately 64% of our accounts receivable are due from three customers, and approximately 58% of our revenues are generated from three customers.

Predominately all of our expenses during the last three years have been related to the research and development of our hardware and software applications. Less than 5% of these total costs have been borne directly by our customers. We released the first version of SatAlarm in late November 2000, which was our first commercially available release.

Proprietary Technology Applications

We believe that we have now developed certain proprietary technologies for the monitoring of various types of assets utilizing the Vistar systems. In addition to monitoring of data communications, we have the ability to remotely control functions at the asset location. We now have a patent pending with the U.S. Patent and Trademark Office in connection with our satellite call-out technology.

Our Marketing and Sales

We believe that a significant base of recurring revenues derived from monthly satellite and paging monitoring charges will build AMCi's value. Our principal marketing efforts are directed toward the oil and gas market in the United States, which have a need for monitoring of high value assets. Our personnel work with management and engineers in the industries discussed above in order to determine their technological needs, cost objectives and to develop solutions for their individualized asset monitoring requirements. Marketing efforts are performed both by our personnel and by outside sales/service providers.

We have recently appointed several independent distributors, both in the United States and Canada, to serve as an indirect distribution and support channel for our products and services. This will allow our customers to go directly to experienced oil and gas industry firms for delivery and first level support of our products.

Our Competition

There are numerous competitors to the satellite systems that we utilize in our products. However, we are confident that there is not presently a viable competitor to Vistar for the type of service they provide to the North American market. First, all of the terrestrially-based systems, such as cellular data, cellular control channel, GPRS, dedicated data networks such as Bell South's Mobitex, MSV (fka ARDIS), two-way paging networks, and so forth, suffer from significant outages in coverage from a geographic perspective. Remote and widely-mobile assets, our focus, are not well served by these systems. Other satellite systems that cover North America, and attempt to serve the same markets that AMCi is working within, all suffer from one or more shortcomings when compared to the Vistar system, such as lack of low power modes, not weather-proof, too expensive, poorly conceived for embedded application use, intermittent coverage outages (LEO systems), directional antennas required making mobile applications expensive or impossible, data cost structures that are not friendly to small data needs, expensive hardware, and more. We are constantly on the lookout for promising emerging technologies that are poised to compete with our products. For that reason, we have become a value-added-reseller for the new AeroAstro/Globalstar system coming online in the fourth quarter of 2002. We believe that this relatively very low cost technology will open the door to a host of new applications not heretofore economically viable. We see this technology as complementary to Vistar, serving certain simple applications more economically. Rather than compete with it, we are adopting the new technology and incorporating it into our product mix.

Remote asset monitoring via satellite is a relatively new market in which no one supplier has a majority of market share. The market is new and emerging, and we believe that with our SatAlarm application we will be participants in the development of a substantial future market.

Manufacturing and Suppliers

We purchase the major components for our hardware units from Vistar Datacom. The Vistar hardware is currently sourced from two manufacturers providing sufficient backup for our current needs. While the Vistar modem is only available from Vistar, it remains competitively priced due to market pressure from other communications providers. If necessary, we could reengineer our products to use another communication link. The remainder of the components in our hardware, whether commodity items or designed specifically by us for our product, are or can be procured from several vendors. Airtime for satellite monitoring is also purchased from Vistar.

Government Regulations

As a value-added reseller for Vistar, our services and products are subject to the rules and regulations of the Federal Communications Commission. We anticipate no problems in obtaining the necessary certifications in a timely manner as required.

Employees

As of November 13, 2002, we had eleven full time employees, four of whom are directors or officers. None of our personnel are covered by collective bargaining agreements. Relations with our personnel are considered good.

Risks Related to Our Business

There is a significant risk that the company will not be able to remain in business.

There is a significant risk that we will not be able to remain in business. To fund future operations we will need to pursue additional sources of cash in the short term. As of November 13, 2002, we had substantially no working capital. Our cash funds are not sufficient to cover current operating expenses. Our revenues are not estimated to cover our operating expenses until February 2003 and in the interim we will need an estimated additional $1 million in capital funding. The availability of other sources of cash may, or may not, materialize and thus, present a significant risk to the investor that we will exhaust our financial resources in the short term, with no ability to pay for ongoing operational expenses, before our revenues can be developed to adequately cover our expenses. Our recurring losses from operations, significant working capital deficiency, and deficiency in assets raise substantial doubt as to our ability to continue as a going concern. (See also, the Independent Auditor's Report and Financial Statements).

Due to our focus on product development, we have not been profitable since our re-organization in 1998. Our product is highly technical and will require substantial resources to develop, support and maintain. The future of our success depends primarily on the ability to fund operations through outside capital until the time we become profitable. Also, raising additional equity capital would have a dilutive effect on existing stockholders.

We have a history of losses and expect to incur losses in the future, and we may never achieve profitability.

As of July 31, 2002, we had not generated any significant revenues and had an accumulated deficit of $19,155,308. Since inception, we have funded our business through selling our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to experience net losses and negative cash flows for several years, and perhaps for the duration of our corporate existence. For the year ended July 31, 2002, we generated only $679,000 in revenues. Even if sales of our products and services begin to grow, we may not generate sufficient revenues to achieve profitability in the future.

Our lack of revenues can be attributed primarily to the fact that our SatAlarm product was not released commercially until November of 2001. Due to the need to establish our brand and service, we expect to incur increasing sales and marketing, research and development, and administrative expenses and therefore could continue to incur net losses for at least the next several years or longer. As a result, we will need to generate significant revenues to achieve and maintain profitability.

Our ability to generate gross margins generally assumes that if a market for our services develops, we must generate significant revenues from a large base of active customers. We currently charge our customers a fee to use our SatAlarm monitoring system. In order to attract customers, we may run special promotions and offer discounts on development fees, hardware and satellite airtime. However, given the lack of an established or proven commercial market for our services, we cannot be sure that customers will be receptive of our fee structures. Even if we are able to establish a sizeable base of users, we still may not generate sufficient gross margins to become profitable. In addition, our ability to generate revenues or achieve profitability could be adversely affected by special promotions or changes to our pricing plans.

Overall, we will need to generate significant revenues and successfully implement our new business strategy to achieve and maintain profitability.

If we do not effectively manage the commercial release of our SatAlarm asset monitoring system, our business will be harmed.

In November of 2001, we began to offer our SatAlarm asset monitoring system commercially. We face numerous risks coincident with the introduction of our services. For example, our monitoring systems have not yet been subjected to the demands of widespread commercial use. We cannot be sure that our services will successfully process large numbers of user transactions. If we experience problems with the scalability or functionality of our services, our full commercial deployment could be delayed and our results of operations would be adversely impacted. Additionally, we have limited experience selling our services to customers and cannot predict the length of sales cycles or implementation times for our services. On the other hand, if we experience extensive interest in our services, we may fail to meet the expectations of customers due to limited experience in operating our services and the strains this demand will place on our Web site, network infrastructure and systems.

Our ability to obtain and retain customers depends on the attractiveness of our service to our customers and on our customer service capabilities. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed.

If we cannot effectively manage our growth, our ability to provide services will suffer.

Our reputation and ability to attract, serve and retain our customers depend upon the reliable performance of our Web site, network infrastructure and systems. We have a limited basis upon which to evaluate the capability of our systems to handle controlled or full commercial availability of our SatAlarm asset monitoring system. We will have to expand to address the anticipated growth in our user base and market opportunities. To manage the expected growth of operations and personnel, we will need to improve existing and implement new systems, procedures and controls. In addition, we will need to expand, train and manage an increasing employee base. We will also need to expand our finance, administrative and operations staff.

We may not be able to manage our growth effectively. Our current and planned personnel, systems, procedures and control may be inadequate to support our future operations. If we are unable to manage our growth effectively or experience disruptions during our expansion, our business will suffer and our financial condition and results of operations will be seriously affected.

If we are unable to maintain and develop our strategic relationships and support and distribution arrangements, our SatAlarm asset monitoring services may not achieve commercial acceptance.

We have established strategic relationships with a number of third parties. Our strategic relationships generally involve the support and promotion and distribution of our service through third parties. In return for promoting and supporting our service, our partners may receive revenue-sharing opportunities.

In order to achieve wide distribution of our service, we believe we must establish additional strategic relationships to market our service effectively. Also, since SatAlarm is dependent upon partners to manufacture hardware and provide satellite airtime, we must establish strategic relationships to support our service effectively. If one of our partners terminates or limits its relationship with us, our business could be severely harmed or fail. We have limited experience in establishing and maintaining strategic relationships and we may fail in our efforts to establish and maintain these relationships.

Our current strategic relationships have not yet resulted in significant revenues, primarily because we have only recently commercially released SatAlarm. As a result, our strategic partners may not view their relationships with us as significant or vital to their business and consequently, may not perform according to our expectations. We have little ability to control the efforts of our strategic partners and, even if we are successful in establishing strategic relationships, these relationships may not be successful.

We rely on our management team. The loss of any of our executive officers could materially harm our business.

Our business is largely dependent on the personal efforts and abilities of our senior management, including our President and Chief Executive Officer, our Vice President of Business Development, our Chief Technology Officer and our Chief Financial Officer. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Industry

The markets for mobile and remote asset monitoring have not developed, and their development is subject to substantial uncertainty. We cannot assure you that these markets will develop.

We depend heavily on the commercial acceptance of our SatAlarm service. We cannot predict if our target customers will choose our product as a means of monitoring their assets, or if customers will be willing to pay a fee to use our service, or will continue to pay such fees once having selected our service, or if potential users will select our system over our competitors. Our ability to obtain and retain customers will depend on the attractiveness of our service to our customers and our customer service capabilities. If we experience significant system, customer service, security or other problems, customers may stop using or refuse to try these and other services we offer. The occurrence of these problems could have a material adverse effect on our business, financial condition or results of operations.

If we market our services internationally, government regulation could disrupt our operations.

We may in the future begin to provide services in international markets. Our ability to provide satellite communication service in international markets would likely be subject to rigorous governmental approval and certification requirements similar to those imposed by the Federal Communications Commission. To date, efforts to serve South America and other foreign markets are in a preliminary stage and these markets may not prove to be a viable opportunity for us. As a result, we cannot predict when, or if, international markets will become a viable source of revenue for information management and satellite communication services similar to ours.


Our ability to provide services in international markets may also be impacted by the export control laws of the United States. Our hardware and software technology makes us subject to export controls and may prevent us from being able to export our products and services. Regulations and standards of the FCC and other international bodies may also limit our ability to provide international communication services.

If we enter the international market, our business activities will be subject to a variety of potential risks, including the adoption of laws and regulatory requirements, political and economic conditions, difficulties protecting our intellectual property rights and actions by third parties that would restrict or eliminate our ability to do business in these jurisdictions. If we begin to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including the potential adverse effects of exchange rate fluctuations.

Risks Related to Our Stock

Our shares do not trade on the Nasdaq Stock Market and there is significant market illiquidity associated with the OTC Bulletin Board.

Our common stock does not meet the current Nasdaq listing requirements for the SmallCap(R) Market. If we are unable to satisfy Nasdaq's requirements for listing, trading, if any, of our common stock will continue to be conducted on the NASD's OTC Bulletin Board, established for securities that do not meet the Nasdaq SmallCap(R) Market listing requirements. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of us, and lower prices for our securities than might otherwise be attained.

There are risks relating to low-priced stocks and the penny stock regulations.

Until such time, if any, that our securities are listed on the Nasdaq SmallCap(R) Market or a registered U.S. securities exchange, they will continue to be subject to Rule 15g-9 under the 1934 Act, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the Rule may affect the ability of broker-dealers to sell our common stock. The Commissions regulations define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. The penny stock restrictions will not apply to our common stock if the common stock is listed on the Nasdaq SmallCap(r) Market and has certain price and volume information provided on a current and continuing basis, or meets certain minimum net tangible assets and other criteria. There can be no assurance that our securities will qualify for exemption from these restrictions. If our common stock continues to be subject to the rules on penny stocks, the market liquidity for the common stock could be severely adversely affected.

There is historically low trading volume for our common shares.

Because of the relatively low volume of trading that has historically taken place with our common stock, it could be difficult to sell shares in large volume. We have calculated the average weekly trading volume to be near 30,000 shares for the last six months, which does not allow for large blocks of stock to be sold. A large block trade order could have an adverse effect on the stock price.

Shares eligible for future sale may adversely affect the market. Should we be successful in the registration of the shares in the future, such an event may have a depressive effect on the then trading price of our common shares. In the future, we intend to enter into licensing and other agreements, which may provide for an exchange of our common shares. Accordingly, there is the possibility that sales of common shares issued in such a manner, may, in the future, have a depressive effect on the price of our common stock in any market which may develop.

Item 2.  DESCRIPTION OF PROPERTY

RENTS AND LEASES

Our corporate headquarters are located in a 4,600 square foot facility in Golden, Colorado. Under the terms of a lease agreement dated December 8, 1999, we are to occupy the Golden offices for a term of thirty-six months beginning the first day of December 1999 with a monthly rent of $4,600. On December 1, 2003 we will be moving the corporate headquarters to a new location consisting of 3,466 square feet in Golden, Colorado. The new lease is currently based on a month-to-month arrangement until a long-term lease can be negotiated with the landlord.

PROPERTY AND EQUIPMENT

The furniture, fixtures and equipment used in the conduct of our business have a historical cost of approximately $138,000 as of July 31, 2002. We also own monitoring units that are leased to various customers, as well as demonstration units with a total historical cost of approximately $19,000 as of July 31, 2002.

Item 3.  LEGAL PROCEEDINGS

On February 26, 2002, Robert Buntin, a former employee, brought a suit against us in U.S. District Court in the District of Nevada seeking damages in excess of $250,000 and injunctive relief. The suit relates to our termination of Mr. Buntin's employment agreement on December 19, 2001 and claims that the termination was the result of an alleged inability by pay his salary and not his gross neglect of duties under the agreement. The suit also alleges that we misrepresented our ability to register stock issued to him in connection with our acquisition of Compugraphics in July 2000.

On June 23, 2002, Potter Financial brought a suit against us in U.S. District Court in the Southern District of Florida, Miami Division, seeking damages of an unstated amount. The suit alleges that in connection with a consulting agreement between the parties, we agreed to grant Potter Financial options to purchase 800,000 shares of our Common Stock and that we did not provide any freely tradable shares underlying these options.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

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

FISCAL YEAR ENDED JULY 31, 2002                   HIGH                   LOW
-------------------------------                   ----                   ---

First Quarter                                   $0.420                 $0.120
Second Quarter                                  $0.200                 $0.070
Third Quarter                                   $0.270                 $0.060
Fourth Quarter                                  $0.190                 $0.080

FISCAL YEAR ENDED JULY 31, 2001                   HIGH                   LOW
-------------------------------                   ----                   ---

First Quarter                                   $0.938                 $0.406
Second Quarter                                  $0.984                 $0.375
Third Quarter                                   $0.750                 $0.203
Fourth Quarter                                  $0.580                 $0.220

HOLDERS

As of November 13, 2002, there were 809 stockholders of record and approximately 44,781,977 shares of our common stock issued and outstanding.

DIVIDEND POLICY

We have never declared nor paid cash dividends on our common stock. On October 11, 2002, we issued 1,000,000 shares of Series A Non-Voting Cumulative Preferred Stock, which are entitled to cumulative dividends at an annual rate of 12% of the original issue price per share, payable quarterly, subject to adjustment for any combination, consolidation, share distribution, or share dividend. The initial original issue price is $2.50 per share. Dividends are payable for the term of the Vistar Regional License for South America, which is 10 years with two five year options. In the event dividends are declared on our common stock in an amount which exceeds the dividends declared on the Series A preferred stock determined on a Common Share Equivalent Basis (as defined below), the holders of the Series A preferred stock shall be entitled to an additional dividend so that the total dividends on the common stock and the Series A preferred stock are equivalent on a Common Share Equivalent Basis. Common Share Equivalent Basis shall be determined by comparing the dividend that would have been or will be declared or paid on the number of shares of common stock into which the shares of Series A preferred stock would have been or will be convertible as of the record date(s) to the dividends which were paid or will be paid on the Series A preferred stock during such 12-month period.

RECENT SALES OF UNREGISTERED SECURITIES

We made the following unregistered sales of securities during the year ended July 31, 2002:

On August 22, 2001, the Board of Directors authorized the issuance of 900,000 shares of restricted common stock to Patrick Galvin. The Company received net proceeds of $200,000 from the sale of these shares. Each of the shares issued carried a warrant to purchase one additional share of AMCI's common stock for $0.27 per share for a period of five years.

On September 25, 2001, the Board of Directors authorized the issuance of 900,000 shares of restricted common stock to Jerry D. Kennett, MD. The Company received net proceeds of $200,000 from the sale of these shares. Each of the shares issued carried a warrant to purchase one additional share of AMCI's common stock for $0.10 per share for a period of five years.

On November 5, 2001, the Board of Directors authorized the issuance of 2,000,000 shares of restricted common stock to Jerry D. Kennett, MD. The Company received net proceeds of $200,000 from the sale of these shares. Each of the shares issued carried a warrant to purchase one additional share of AMCI's common stock for $0.10 per share for a period of five years.

On December 14, 2001, the Board of Directors authorized the issuance of 117,647 shares of restricted common stock to Lindy Amyx and John Robinson in settlement of accounts payable for consulting services in the amount of $20,000.

On December 28, 2001, the Board of Directors authorized the issuance of 2,000,000 shares of restricted common stock to Jerry D. Kennett, MD. The Company received net proceeds of $200,000 from the sale of these shares. Each of the shares issued carried a warrant to purchase one additional share of AMCI's common stock for $0.10 per share for a period of five years.

On January 15, 2002, the Board of Directors authorized the issuance of an option to purchase 37,500 shares of restricted common stock at $0.15 per share to Ralph McNelis, 85,715 shares to John Robinson and 214,285 shares to Lindy Amyx, in payment of consulting services performed for the Company.

On January 22, 2002, the Board of Directors authorized the right to issue 1,000,000 shares of restricted common stock on or before February 1, 2002 to ARKAD Co., LLC. The Board also issued the same investor the right to purchase an additional 1,000,000 shares of restricted common stock on or before March 31, 2002 only if the first purchase occurred.

On January 31, 2002, ARKAD Co., LLC exercised the first stock purchase. The investor was credited with $68,384, which represented a prior note from AMCi, including accrued interest. A promissory note was signed for the remainder $31,616. The note carries interest at a rate equal to the 30 day LIBOR and is payable in full on or before April 30, 2002. As of July 31, 2002, $15,000 remains unpaid and is in default. Each of the shares issued carried a warrant to purchase an additional share of the AMCI's common stock for $.10 for a period of five years. This note was outstanding and unpaid as of July 31, 2002.

On January 31, 2002, ARKAD Co., LLC exercised the right to purchase an additional 1,000,000 shares of restricted common stock. The investor issued a promissory note to the Company for the entire $100,000. The note carries interest at a rate equal to the 30 day LIBOR and is payable in full on or before April 30, 2002. Each of the shares issued carried a warrant to purchase an additional share of AMCI's common stock for $.10 for a period of five years. This note was outstanding, unpaid and in default as of July 31, 2002.

On February 26, 2002, the Board of Directors authorized the issuance of 71,000 shares of restricted common stock to Lindy Amyx, an individual independent consultant, in settlement of an account payable for consulting services in the amount of $4,260.

On March 1, 2002 the Board of Directors authorized the issuance of 5,800,000 shares of restricted common stock to Jerry D. Kennett, MD pursuant to Dr. Kennett exercising all of his outstanding warrants. We received net proceeds of $100,000 from the exercise of these warrants along with a promissory note in the amount of $150,000. The promissory note was to be paid only if the investor did not make an additional $750,000 investment in the Company. On April 29, 2002 the same investor did make the additional investment, as described below, thus the promissory note was not due the Company.

On March 15, 2002, Rodney R. Schoemann, Sr. the holder of the Company's $875,000 convertible debentures converted all debt to AMCI's restricted common stock. 1,377,551 shares were converted at $0.49 per share pursuant to a November 9, 2000 Convertible Note Agreement, and 909,090 shares were converted at $0.22 per share pursuant to a Convertible Note Agreement dated April 18, 2001. The holder also exercised all available options and warrants associated with these convertible notes as follows: Two (2) 175,000 share options dated December 28, 2000 were exercised at a price of $.05 per share; 502,500 warrants were exercised at a price of $.05 per share pursuant to an agreement dated April 7, 2000; 352,941 warrants were exercised at a price of $.05 per share pursuant to an agreement dated June 7, 2000; 1,377,551 warrants were exercised at a price of $.05 per share pursuant to an agreement dated November 9, 2000 and 909,090 warrants were exercised at a price of $.05 per share pursuant to an agreement dated April 18, 2001. AMCi received net proceeds of $30,633 from the options exercised and warrants, after paying in full a short-term note owed to the note holder of $125,000 plus accrued interest of $18,971.

On March 16, 2002, the Board of Directors authorized the issuance of 301,300 shares of restricted common stock to Savitar Farms, LLC in full settlement of a promissory note in the amount of $30,130.

On April 3, 2002, the Board of Directors authorized the issuance of 189,979 shares of restricted common stock to AlphaCom, Inc. a current shareholder, in partial settlement of a $75,000 promissory note payable due to AlphaCom dated October 5, 2000. The balance of the note as of July 31, 2002 is $38,512.

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

On May 21, 2002, the Board of Directors authorized the issuance of an option to purchase 100,000 shares of restricted common stock at $0.13 per share to Steve Bishop in payment of consulting services performed for the Company.

All of the foregoing securities issued by the Company were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as not involving a public offering or Regulation D thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the "Selected Financial Data" and our financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results.

RESULTS OF OPERATIONS

We had a net loss of $1,690,707 (or $.05 per share) on revenues of $679,166 for the year ended July 31, 2002, compared to a net loss of $2,777,036 (or $.13 per share) on revenues of $282,055 for the year ended July 31, 2001. The decrease in net loss was primarily attributable to the decrease in interest expense, and a decrease in selling, general and administrative expenses for the year ending July 31, 2002 as discussed below.

Gross profit for the year ended July 31, 2002, was $96,659 (14% of sales) compared to $93,540 (33%) for the year ended July 31, 2001. The cost of sales for fiscal year 2001 consisted primarily of hardware units and airtime sold while costs of sales for 2002 were attributable to the costs of joint product development that were not a true indication of the cost of the product sold.

Selling, general and administrative expenses were $1,855,914 for the year ended July 31, 2002, compared to $2,373,978 for the year ended July 31, 2001. The decrease in selling, general and administrative expenses is primarily due to a decrease in the number of employees and officers, and an overall decrease in operating expenses for the fiscal year ended July 31, 2002.

We earned $679,166 from sales revenue in 2002 compared to $282,055 in 2001. The increase in revenue was derived primarily from the sale of hardware and airtime to new and existing customers.

As of July 31, 2002, we had available income tax net operating loss carryforwards of approximately $13,335,800, tax credits of $17,543 and capital loss carryforwards of $2,328,670 that can be used to offset future taxable income, subject to certain restrictions based on significant ownership changes.

EFFECTS OF INFLATION

We believe that our revenues and results of operations have not been significantly affected by inflation during the three years ended July 31, 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We understand that cash equivalents on hand at July 31, 2002, are not adequate to meet even our short-term capital needs. We continue to have negative working capital and a deficiency in assets of approximately $1,010,416 for fiscal year 2002 and $1,562,223 for fiscal year 2001. Due to our focus on product development, we have not been profitable since our re-organization in 1998. We expect this to continue but we are still firmly committed to new product and service development. Although our forward-looking business plan calls for a continual increase in sales of developed products, we are also planning for increased development costs that may not be offset by increased revenue in the near future.

To fund our operations we will need to pursue additional sources of cash in the short term. As of July 31, 2002, we had substantially no working capital. Our cash funds are not sufficient to cover current operating expenses. Our revenues are not estimated to cover expenses until February 2003, and in the interim the Company will need an additional $1 million in capital funding. The availability of other sources of cash may, or may not, materialize and thus, present a significant risk that we will exhaust our financial resources in the short term, with no ability to pay for ongoing operational expenses, before our revenues can be developed to adequately cover our expenses. Because of these factors, our auditors have expressed substantial doubt as to our ability to continue as a going concern, as noted in the financial statements.

We paid compensation to our officers and directors $724,778 for the year ending July 31, 2001 when we only had revenues of $282,055. Of this amount, we incurred an equity related charge of $201,800 for the year ended July 31, 2001. We also paid compensation to our officers and directors of $507,875 for the year ending July 31, 2002 when we had revenues of $679,166. We paid this compensation with funds raised from our financing activities, the majority of which was from the sale of our common stock. We are expecting a significant increase in our revenues in future years and believe we need to compensate our management team currently in order to retain them for the future growth of the Company.

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

Net cash used in operating activities was $1,443,234 for the year ended July 31, 2002, compared to $1,660,959 for the year ended July 31, 2001. The decrease in net cash used in operating activities resulted primarily from the fact that for the year ended July 31, 2002, our salaries and general operating expenses decreased by $518,064 compared to the year ended July 31, 2001.

Net cash used in investing activities was $246,620 for the year ended July 31, 2002 compared to $175,457 for the year ended July 31, 2001. The increase in net cash used in investing activities resulted primarily from the first deposit paid towards equipment to be used in our South American operations.

Net cash provided by financing activities was $1,735,545 for the year ended July 31, 2002, compared to $1,735,452 for the year ended July 31, 2001. We raised roughly the same amount of cash from financing activities for the year ended July 31, 2002 as we did for the year ended July 31, 2001.

If we are unable to raise additional funds before December 2002, we may have to limit our operations to an extent not presently determinable by management, but which may include the sale of any assets owned or our ceasing to conduct business. Although we have no commitments for capital, we may raise additional funds through:

      - public offerings of equity, securities convertible into equity or debt,
      - private offerings of securities or debt, or other sources.

Current shareholders should assume that any additional funding will cause substantial dilution to their ownership. In addition, we may not be able to raise additional funds on favorable terms, if at all.

FORWARD LOOKING INFORMATION

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact should be considered by you to be forward-looking statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which our customers participate; competition within our industry, including competition from much larger competitors; technological advances which could render our products less competitive or obsolete; failure by us to successfully develop new products or to anticipate current or prospective customers' product needs; price increases or supply limitations for components purchased by us for use in our products; and delays, reductions, or cancellations of orders previously placed with us.


Item 7.  Financial Statements

Our financial statements are included below (with an index listing all such statements) in response to this item.


                          INDEX TO FINANCIAL STATEMENTS


INDEPENDENT AUDITOR'S REPORT                                                 12

FINANCIAL STATEMENTS

     Balance Sheets                                                          13

     Statements of Operations                                                14

     Statements of Deficiency in Assets                                      15

     Statements of Cash Flows                                                16

NOTES TO FINANCIAL STATEMENTS                                          17 to 26

Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                       Miami, Florida     33156-7564
A Professional Association                         Telephone      (305) 274-1366
                                                   Facsimile      (305) 274-1368
                                                   E-mail         info@uscpa.com
                                                   Internet        www.uscpa.com





                          INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
American Millennium Corporation, Inc.
Golden, Colorado

We have audited the accompanying balance sheets of American Millennium Corporation, Inc. and Subsidiary as of July 31, 2002 and 2001, and the related statements of operations, deficiency in assets and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Millennium Corporation, Inc. and Subsidiary at July 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                              /s/ Dohan and Company, P.A.
                                                  Certified Public Accountants

Miami, Florida
September 28, 2002



Member:
Florida Institute of Certified Public Accountants
American  Institute of Certified Public  Accountants - Private Companies and SEC
  Practice Sections
AGI Accounting Group International                                       [LOGO]

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
BALANCE SHEETS
--------------------------------------------------------------------------------
July 31,                                                   2002        2001
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents..........................   $   49,875   $    4,184
  Accounts receivable, less allowance for doubtful
    accounts of $21,574 and $14,204 ..................     114,772       53,030
  Inventories........................................      101,405       37,758
  Prepaid expenses...................................          582        8,224
  Advances to employees .............................        1,389        3,000
  Short-term portion of non-compete agreement........         --         35,000
  Note Receivable ...................................      100,000         --
  Deposits on equipment..............................      250,000         --
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS.................................      618,023      141,196
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET..........................       86,214      145,409
--------------------------------------------------------------------------------
OTHER ASSETS
  Securities in closely-held corporation.............        3,040        3,040
  Security deposits..................................        7,879       12,753
  Other assets.......................................          760          760
  Deferred income tax asset, less valuation
    allowance of $5,699,021 and $5,704,427...........          --           --
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS...................................       11,679       16,553
--------------------------------------------------------------------------------
TOTAL ASSETS.........................................   $  715,916   $  303,158
================================================================================

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable....................................  $  436,859   $  320,950
  Accounts payable - related parties .................      71,651       32,885
  Accrued payroll and related taxes...................     210,348       79,361
  Accrued liabilities.................................      76,550      101,717
  Accrued warranty expense ...........................      15,000          --
  Current portion of capitalized lease obligations....       3,921        9,547
  Notes payable to related parties....................      99,972       99,972
  Note payable to stockholder.........................     808,512      285,000
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.............................   1,722,813      929,432
--------------------------------------------------------------------------------
Long-term portion of capitalized lease obligations....       3,519        7,440
Long-term portion of interest payable ................           -       53,506
Convertible notes ....................................           -      875,000
--------------------------------------------------------------------------------
TOTAL LONG TERM LIABILITIES ..........................       3,519      935,946
--------------------------------------------------------------------------------
TOTAL LIABILITIES.....................................   1,726,332    1,865,378
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 11)

DEFICIENCY IN ASSETS
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized; 1,000,000 shares issued and
    outstanding                                              1,000        --
  Common stock, $.001 par value, 60,000,000 shares
    authorized; 44,781,977 and 23,723,328 shares
    issued and outstanding...........................       44,782       23,723
  Additional paid-in capital.........................   20,714,110   15,878,655
  Accumulated deficit................................  (19,155,308) (17,464,601)
  Stock subscription receivable .....................   (2,615,000)        --
--------------------------------------------------------------------------------
TOTAL DEFICIENCY IN ASSETS...........................   (1,010,416)  (1,562,223)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS...........   $  715,916   $  303,155
================================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
For the Years Ended July 31,                                2002        2001
--------------------------------------------------------------------------------
REVENUES.............................................   $  679,166   $  282,055
COST OF REVENUES.....................................      582,507      188,515
--------------------------------------------------------------------------------
GROSS PROFIT.........................................       96,659       93,540

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors (cash)......      507,875      522,978
  Compensation to officers and directors (stock options)      --        201,800
  Consulting - others................................      372,492      279,645
  Professional.......................................      101,837      169,128
  Employee salaries (cash)...........................      264,472      444,558
  Employee salaries (stock options)..................         --         29,900
  Employee benefits and payroll taxes................      112,714      160,764
  Travel.............................................       64,826      121,186
  Telephone and utilities............................       35,813       44,100
  Depreciation and amortization......................       66,109      136,772
  Equipment and property rental......................       86,267       85,721
  Bad debt expense...................................       60,613       22,935
  Computer and internet expense......................       77,998       45,404
  Engineering supplies...............................       35,000        --
  Other..............................................       69,898      109,087
-------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...    1,855,914    2,373,978
--------------------------------------------------------------------------------
LOSS FROM OPERATIONS.................................   (1,759,255)  (2,280,438)

OTHER INCOME (EXPENSES)
  Interest expense...................................      (73,884)    (280,742)
  Amortization of loan costs.........................          --       (41,875)
  Loss on disposal of property and equipment.........       (6,392)     (74,199)
  Gain on sale of SAT Trac software                        100,000        --
  Miscellaneous income...............................       69,241        3,760
  Impairment of assets ..............................      (20,417)    (103,542)
--------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)........................       68,548    (496,598)
--------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES.............................   (1,690,707)  (2,777,036)

INCOME TAXES.........................................         --          --
--------------------------------------------------------------------------------

NET LOSS.............................................   (1,690,707)  (2,777,036)
================================================================================
NET LOSS PER COMMON SHARE
   BASIC   ..........................................   $    (0.05)  $    (0.13)
   DILUTED ..........................................   $    (0.05)  $    (0.13)
================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   BASIC .............................................  34,112,548   22,249,332
   DILUTED ...........................................  34,112,548   22,249,332
================================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
STATEMENTS OF DEFICIENCY IN ASSETS
FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------
                                Additional                Stock         Total
                Common Stock     Paid-in    Accumulated Subscriptions Deficiency
Description   Shares   Amount    Capital     Deficit     Receivable  in Assets
--------------------------------------------------------------------------------
Balance -
July 31, 2000 21,402,284 $21,402 $14,099,236 $(14,687,565) $    --   $ (566,927)
--------------------------------------------------------------------------------
Sale of
 common stock  2,192,294   2,192     660,808         --         --      663,000
Common stock
 issued for
  interest        25,000      25       8,475         --         --        8,500
Common stock
 exchanged for
 services         70,000      70      54,621         --         --       54,691
Common stock
 issued for
 payment of
 accounts
 payable          33,750      34      13,466         --         --       13,500
Debt discount       --       --      163,166         --         --      163,166
Stock options
 issued for
 services and
 payment of debt    --       --      878,883         --         --      878,883
Net loss for
 the year           --       --        --      (2,777,036)      --   (2,777,036)
--------------------------------------------------------------------------------
Balance -
July 31, 2001 23,723,328 $23,723 $15,878,656 $(17,464,601)$    --  $(1,562,223)
--------------------------------------------------------------------------------
Sale of
 capital stock 8,800,000   8,800   3,490,200         --   $(2,615,000) 885,000
Warrants and
 options
 exercised     9,292,082   9,292     373,237         --         --      382,529
Common stock
 exchanged for
 services        188,647     189      24,071         --         --       24,260
Conversion of
 debt to
 equity        2,777,920   2,778     947,946         --         --      950,724
Net loss for
 the year           --       --        --    (1,690,707)        --   (1,690,707)
--------------------------------------------------------------------------------
Balance -
July 31,2002 44,781,977 $44,782 $20,714,110$(19,155,308)$(2,615,000)$(1,010,417)
================================================================================


--------------------------------

              Preferred Stock
Description   Shares   Amount
--------------------------------
Balance -
July 31, 2000    --     $   --
---------------------------------
Sale of
 common stock    --         --
Common stock
 issued for
  interest       --         --
Common stock
 exchanged for
 services        --         --
Common stock
 issued for
 payment of
 accounts
 payable         --         --
Debt discount    --         --
Stock options
 issued for
 services and
 payment of debt --         --
Net loss for
 the year        --         --
--------------------------------
Balance -
July 31, 2001    --         --
--------------------------------
Sale of
 capital stock 1,000,000   1,000
Warrants and
 options
 exercised       --         --
Common stock
 exchanged for
 services        --         --
Conversion of
 debt to
 equity          --        --
Net loss for
 the year        --         --
--------------------------------
Balance -
July 31, 2002  1,000,000 $ 1,000
================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
For the Years Ended July 31,                                2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss  ........................................ $(1,690,707) $(2,777,036)
      Adjustments to reconcile net (loss) to net
        cash used used by operating activities:
        Depreciation and amortization.................      70,491      137,217
        Amortization of loan costs....................         --        41,875
        Provision for bad debts.......................      60,613       12,640
        Loss on disposal of property and equipment....       6,392       74,199
        Common stock exchanged for services and in
          payment of accounts payable ................      24,260       68,191
        Stock options issued in consideration for past
          services....................................         --       231,700
        Common stock issued as interest     ..........     121,670        8,500
        Amortization of debt discount ................         --       163,166
        Write down of impaired asset .................      20,417      103,542
     (Increase) decrease in assets:
        Accounts receivable...........................    (122,355)     (41,771)
        Inventory.....................................     (63,647)     (16,597)
        Prepaid expenses..............................       7,642       (1,710)
        Notes receivable..............................    (100,000)         --
      Increase (decrease) in liabilities:
        Accounts payable..............................     115,909       94,158
        Accounts payable - related parties............      38,767       32,885
        Accrued payroll and related taxes.............     130,987       35,212
        Accrued liabilities...........................    (25,167)      119,364
        Accrued warranty expense......................     15,000         --
        Interest payable .............................    (53,506)       53,506
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES.................  (1,443,234)  (1,660,959)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts
   Proceeds from disposal of property and equipment...        --            400
--------------------------------------------------------------------------------
RECEIPTS FROM INVESTING ACTIVITIES....................        --            400
--------------------------------------------------------------------------------
 Disbursements
   Acquisition of property and equipment..............      (3,105)    (167,511)
   Advances to employees .............................       1,611       (3,000)
   Security deposits on equipment.....................    (250,000)        --
   Security deposits .................................       4,874       (5,346)
--------------------------------------------------------------------------------
DISBURSEMENTS FROM INVESTING ACTIVITIES...............    (246,620)    (175,857)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES.................    (246,620)    (175,457)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
   Proceeds from notes payable to officers.............       --        139,500
   Proceeds from related parties ......................     30,130       85,000
   Proceeds from note payable stockholder..............    750,000      200,000
   Proceeds from issuance of common stock, net.........    885,000      708,000
   Proceeds from issuance of convertible notes, net ...       --        830,000
   Proceeds from stock options exercised...............    274,604         --
--------------------------------------------------------------------------------
RECEIPTS FROM FINANCING ACTIVITIES.....................  1,939,734    1,962,500
--------------------------------------------------------------------------------
Disbursements
   Payments on notes due related parties...............       --        (27,849)
   Payments on notes payable to stockholders...........   (194,642)       --
   Payments on notes payable to officers...............       --       (175,000)
   Payments on capitalized leases......................     (9,547)     (24,199)
--------------------------------------------------------------------------------
DISBURSEMENTS FROM FINANCING ACTIVITIES................   (204,189)    (227,048)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............  1,735,545    1,735,452
--------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...     45,691     (100,964)
CASH AND CASH EQUIVALENTS - BEGINNING..................      4,184      105,148
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING.....................$    49,875  $     4,184
================================================================================
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for:
     Interest..........................................$     6,346  $    12,601
     Income taxes......................................$     --     $      --
===============================================================================
   In addition to amounts reflected above, common stock or common stock options were issued for:
     Notes payable to related parties..................$    30,130  $    88,183
     Note payable to officer...........................$        --  $   129,992
     Advances to officer reduced accrued liabilities...$        --  $    14,080
     Reduction of accounts payable.....................$        --  $    13,500
     Convertible debt..................................$   875,000  $    --
================================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2002 AND 2001

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

On July 18, 2000, the Company completed a merger with CompuGraphics Corporation by exchanging 600,000 shares of its common stock for all of the common stock of CompuGraphics. The merger was accounted for as a pooling of interest.

The Company's wholly-owened subsidiary, AMCi International, Inc. was incorporated in Delaware on May 13, 2002.

BASIS OF PRESENTATION The accompanying consolidated financial statements include the accounts of American Millennium Corporation, Inc. (AMCI) and its wholly-owned subsidiary, AMCI International, Inc. (AMCI Int'l).
All significant intercompany accounts and transactions of American Millennium Corporation and Subsidiary (the Company) for the years presented have been eliminated in consolidation.

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

INVENTORIES Inventories consist of subscriber communicators and related parts. Inventories are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT Property and equipment is stated at cost. Depreciation of property and equipment is calculated based on the estimated useful lives ranging from five to seven years, using the straight-line method.
Major improvements which improve or extend the lives of the respective assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses on disposition of property and equipment are included in income as realized.

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

CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE Concentrations of credit risk with respect to receivables results from the fact that approximately 42% of accounts receivable at July 31, 2002, was due from three customers.

Approximately 38% of revenues from the sale of our products and services are to two customers. One customer consisted of 28% which provided approximately $187,000 of our total revenues and the other customer consisted of 10% which provided total revenues of approximately $69,000.

Risks associated with industry concentrations are limited due to the COmpany providing the majority of its products and services to the gas and oil industry. The wide variety of customers and markets into which the Company's products and services are provided, as well as their dispersion across many different geographic areas do not limit the Company.

The Company is economically dependent on Vistar Datacom, Inc. for whom it is a value-added reseller. Vistar Datacom, Inc. provides satellite service for the Company's monitoring devices and are also the suppliers for the main component of the Company's subscriber communicators. We purchased approximately $353,000 of hardware and $66,000 of satellite airtime from Vistar Datacom during the year ended July 31, 2002.

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

ADVERTISING Advertising costs are expensed as incurred. Advertising expense was $1,136 and $2,820 for the years ended July 31, 2002 and 2001, respectively.

COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE The Company follows Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") issued by the American Institute of Certified Public Accountants. SOP 98-1 requires that costs incurred in the preliminary stage of a development project be expensed as incurred, and that subsequent costs be capitalized or expensed, depending on criteria defined within SOP 98-1. Capitalized costs should be amortized on a straight-line basis unless another systematic basis is more representative of the software's use.

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

GOODWILL AND OTHER INTANGIBLE ASSETS In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". The standard includes provisions for the reassessment of the useful lives of existing recognized intangibles and the reclassification of certain intangibles out of previously reported figures. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The impact of SFAS 142 on the financial statements has not yet been determined.

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

NOTE 2. RELATED PARTY TRANSACTIONS

On August 8, 2001 a stockholder advanced the Company $30,130 in the form of a short term unsecured promissory note bearing interest at the rate of 8% per annum. On March 16, 2002, the Board of Directors authorized the issuance of 301,300 shares of restricted common stock to Savitar Farms, LLC in full settlement of the promissory note.

The Company's CEO and President resigned effective September 30, 2001. On October 1, 2001 the Board of Director's elected a new CEO and President. The former CEO remained on the Board of Directors and has been serving as Vice Chairman.

On April 3, 2002, the Board of Directors authorized the issuance of 189,979 shares of restricted common stock to AlphaCom, Inc., a current shareholder, in partial settlement of a $75,000 promissory note payable, dated October 5, 2000, plus accrued interest of approximately $24,285. The balance of the note, including interest is $38,512 at July 31, 2002.

On July 31, 2002, the Company entered into an agreement with Bruce Bacon, an officer and director of the Company, whereas in exchange for foregiveness of unreimbursed expenses in the amount of $5,175 due Mr. Bacon, the company sold certain furniture and fixtures with a net book value of $4,175 and the rights to a security deposit of $1,000.

NOTES PAYABLE On November 10, 2000 a note payable to an officer of the Company in the amount of $175,000 was paid in full, including accrued interest.

On September 22, 2000, a stockholder advanced $20,000 to the Company in the form of a 30-day unsecured promissory note bearing interest at the rate of eight percent per annum. As of July 31, 2002, this note is still outstanding.

During the year ended July 31, 2001 several officers of the Company advanced funds to the Company totaling $139,500.

On June 24, 2002, a stockholder advanced $750,000 to the Company in the form of a 60-day unsecured promissory note bearing interest at the rate of twelve percent per annum. The $750,000 was applied as part of the amount for the stockholder purchasing 1,000,000 shares of Series A Non-Voting Cumulative Preferred Stock on October 11, 2002.

Operating expenses of the Company were paid by various officers during the years ended July 31, 2002 and 2001. These amounts were $71,651 and $32,885, respectively. These amounts are reflected on the financial statements as "Accounts payable - related parties."

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
                                        --------
                                        $647,183
                                        ========

On April 24, 2001, the Company's Vice President of Technology and Chief Technology Officer, was granted an option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.19 per hare. The option is fully vested and shall be exercisable for three years. Compensation expense of $180,000 was recognized, which was determined by the difference between the option exercise price of $.19 and the market value of our stock on April 24, 2001 of $.37. These options remain unexercised as of July 31, 2002.

On April 24, 2001, the Board of Directors authorized the issuance of options to purchase 285,000 shares of the Company's common stock at an exercise price of $.25 per share. These options were granted to certain individuals who were employed by the Company on February 1, 2001. The options are fully vested as of February 1, 2001 and are exercisable for two years. Compensation expense of $34,700 was recognized, which was determined by the difference between the option exercise price of $.25 and the market value of our stock on April 24, 2001 of $.37. These options remain unexercised as of July 31, 2002.

On May 29, 2001, the Controller and Principal Accounting Officer, was granted an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.19 per share. The option is fully vested and shall be exercisable for three years. Compensation expense of $17,000 was recognized, which was determined by the difference between the option exercise price of $.19 and the market value of our stock on May 29, 2001 of $.36. These options remain unexercised as of July 31, 2002.

On October 1, 2001, the President and CEO, was granted an option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.19 per share. The option is fully vested and shall be exercisable for three years. These options remain unexercised as of July 31, 2002.


NOTE 3.  NON-COMPETE AGREEMENT IMPAIRMENT

On December 19, 2001, the Board of Directors authorized the termination of the Company's employment contract with Robert Buntin. The Company has recognized a loss on impairment of assets of $20,417 and $103,542 during the years ended July 31, 2002 and 2001, respectively, relating to this termination.
This amount represents the unamortized amount of a $150,000 non-compete agreement with Mr. Buntin dated July 18, 2000.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                          2002          2001
--------------------------------------------------------------------------------
  Office furniture and equipment                       $ 114,135   $  124,083
  Computer software                                       24,090      115,190
  Demonstrator subscriber communicators                   18,900       18,900
  Subscriber communicators leased to customer              4,228        4,228
--------------------------------------------------------------------------------
                                                         161,353      262,401
  Accumulated depreciation                            (   75,139)  (  116,992)
--------------------------------------------------------------------------------
  Property and equipment, net                          $  86,214   $  145,409
================================================================================

Depreciation expense for the years ending July 31, 2002 and 2001, amounted to $55,908 and $102,217, respectively. Of these amounts, $55,306 and $101,402 are included in other selling, general and administrative expenses for July 31, 2002 and 2001, respectively; and $602 and $815 are included in cost of revenues for July 31, 2002 and July 31, 2001, respectively.

NOTE 5.  SECURITIES IN CLOSELY-HELD CORPORATION

Archibald Brothers Fine Beverages, Inc. (Archibald) is a closely-held company in which the Company owns 30,400 shares of common stock. The shares are subject to a transfer restriction granting a right of first refusal in favor of Archibald and other stockholders in Archibald. The investment is recorded at the cost of $3,040. The fair value of this investment as of July 31, 2002 is not readily available.

NOTE 6.  NOTE RECEIVABLE

On June 28, 2002, the Company entered into an agreement with Interlink Logistics, Inc. where the Company disposed of its Sat-Trac Application Software. Under the terms of the agreement, the Company transfered all rights, title and ownership of the software to Interlink in return for a note receivable in the amount of $100,000. As of October 31, 2002, $33,000 of this note has been paid. As additional consideration, the Company is to also receive a 20% equity ownership in Interlink Logistics, Inc., and a royalty based on revenues generated by the Sat-Trac Software of one half of the net margins earned by Interlink.

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued liabilities consisted of the following:
                                                           2002         2001
--------------------------------------------------------------------------------
    Professional fees                                  $   34,250   $  20,000
    Consulting - officers                                  29,167      44,077
    Employee benefits                                        --         3,135
    Interest                                                3,687        --
    Other accrued expenses                                  9,446       9,401
--------------------------------------------------------------------------------
                                                       $   76,550   $  76,613
================================================================================

NOTE 8.  COMMON STOCK

On August 1, 2000 the Board of Directors authorized the issuance of 70,000 shares of the Company's unregistered common stock in settlement of an amount due of $54,691 to an independent consultant.

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

On May 16, 2001 the Board of Directors authorized the issuance of 33,750 shares of the Company's unregistered common stock in settlement of an amount due of $13,500 to an independent consultant.

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

On August 22, 2001, the Board of Directors authorized the issuance of 900,000 shares of restricted common stock to one private investor. The Company received net proceeds of $200,000 from the sale of these shares. Each of the shares issued carried a warrant to purchase one additional share of the Company's common stock for $0.27 per share for a period of five years.

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

On December 14, 2001, the Board of Directors authorized the issuance of 117,647 shares of restricted common stock to two individual independent consultants in exchange for consulting services in the amount of $20,000.

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

On January 31, 2002, the investor excercised the first stock purchase. The investor was credited with $68,384, which represented a prior note from the Company, including accrued interest. A promissory note was signed for the remainder $31,616. The note carries interest at a rate equal to the 30 day LIBOR and is payable in full on or before April 30, 2002. In April 2000, $16,616 plus accrued interest was received for partial payment of note. As of July 31, 2002, $15,000 remains unpaid and is in default. Each of the shares issued carried a warrant to purchase an additional share of the Company's common stock for $.10 for a period of five years.

On January 31, 2002, the above investor exercised the right to purchase an additional 1,000,000 shares of restricted common stock. The investor issued a promissory note to the Company for the entire $100,000. The note carries interest at a rate equal to the 30 day LIBOR and is payable in full on or before April 30, 2002. Each of the shares issued carried a warrant to purchase an additional share of the Company's common stock for $.10 for a period of five years. This note was outstanding, unpaid and in default as of July 31, 2002.

On February 26, 2002, the Board of Directors authorized the issuance of 71,000 shares of restricted common stock to Lindy Amyx, an individual independent consultant, in exchange for consulting services in the amount of $4,260.

On March 1, 2002 the Board of Directors authorized the issuance of 5,800,000 shares of restricted common stock to one private investor pursuant to the investor exercising all of his outstanding warrants. The Company received net proceeds of $100,000 from the exercise of these warrants along with a promissory note in the amount of $150,000. The promissory note was to be paid only if the investor did not make an additional
$750,000 investment in the Company. On April 29, 2002 the same investor did make the additional investment, as described below, thus the promissory note was not due the Company.

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

On March 16, 2002, the Board of Directors authorized the issuance of 301,300 shares of restricted common stock to Savitar Farms, LLC in full settlement of A promissory note.

On April 3, 2002, the Board of Directors authorized the issuance of 189,979 shares of restricted common stock to AlphaCom, Inc., a current shareholder, in partial settlement of a $75,000 promissory note payable, dated October 5, 2000, plus accrued interest of approximately $24,285.

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

To the same investor, the Company issued 1,000,000 shares of Series A Non-Voting Cumulative Preferred Stock, to LISEN, LLC (the "Purchaser") for $2,500,000. Dr. Jerry D. Kennett, a beneficial owner of more than 10% of the Company's outstanding capital stock, is a member of the Purchaser. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends on each share of Series A Preferred Stock at an annual rate of 12% of the original issue price per share, payable quarterly. Each share of Series A Preferred Stock is convertible into a number of shares of Common Stock equal to the original issue price, divided by the greater of (i) 30% less than the mean between the closing sales or bid price, as the case may be, of the Common Stock, as reported by the National Quotation Bureau, Inc. or the OTC Bulletin Board for the 20 consecutive trading days immediately prior to the date of conversion, or (ii) $0.50 per share.

As additional consideration to the Purchaser, the Company agreed to transfer 2,400,000 common shares of NSI Global, Inc. ("NSI"). The closing price per NSI common share on the Toronto Stock Exchange was $0.15 Canadian on October 11, 2002. Also, under the Stock Purchase Agreement, the Purchaser is entitled to 25% profit participation in the Company's profits derived from the Vistar License for South America for the term of the Vistar License.


STOCK OPTIONS During the year ending July 31, 2001, the Board of Directors granted to various officers, directors and related parties of the Company stock options in consideration for past services, in settlement of accrued liabilities and as future incentive to perform for the Company. At July 31, 2002, there were 6,353,100 shares under option at exercise prices ranging from $.10 to $.19 per share which expire on various dates through April 24, 2004. All options vest immediately upon grant. Compensation expense of $197,000 has been recognized for the year ended July 31, 2001 relating to the granting of these options. As of July 31, 2002, none of the options have been exercised.

Pursuant to employment agreements entered into during fiscal year 2000 and 2001, certain employees were granted options to purchase the Company's common stock at $1.00 per share, which was more than 100% of the market price on the dates the options were granted. Accordingly, no compensation expense was recorded in the current fiscal year relating to these options. The options vest after one year of service and have a maximum term of 3 years. At July 31, 2001, 600,000 shares were reserved for future issuance under the plan.

NOTE 9. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses in the past few years. A valuation allowance equal to the income tax benefit has been established since the Company does not consider the realization of such assets likely. The income tax benefit is zero for both periods presented.

A reconciliation of income benefit provided at the federal statutory rate of 35% to income tax benefit follows:

                                                         2002          2001
--------------------------------------------------------------------------------
  Income tax benefit computed at federal
    statutory rate                                    ($ 591,747) ($  971,962)
  Accrued officers' salaries                              69,585  (   113,209)
  Compensation cost from stock options                     --          81,095
  Impairment loss                                          7,146       36,750
  Other                                                    6,625       15,312
  Losses not benefited                                   508,391      952,040
--------------------------------------------------------------------------------
                                                       $   --      $     --
================================================================================

Deferred income taxes and benefits for 2002 and 2001 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 35%) of these temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                         Current
                                                         Period
                                            2001         Changes          2002
--------------------------------------------------------------------------------
Deferred tax assets:
Accrued officers' compensation        $      --        $ 69,585   $    69,585
Allowance for bad debts                     4,971         2,580         7,551
Stock options offered as compensation      81,095          --          81,095
Unamortized portion of non-compete
   agreement                               57,167     (   4,084)       53,083
Net operating loss carryforwards        4,241,964       425,570     4,667,534
Capital loss carryforwards                815,035          --         815,035
Charitable contributions                     --             131           131
--------------------------------------------------------------------------------
                                        5,200,232       493,782     5,694,014
Investment credit carryforwards             3,836     (   3,836)         --
Research credit carryforwards              17,543          --          17,543
--------------------------------------------------------------------------------
                                        5,221,611       489,946     5,711,557
Valuation allowance                    (5,207,267)   (  497,160)   (5,704,427)
--------------------------------------------------------------------------------
Deferred tax asset                         14,344    (    7,214)        7,130
--------------------------------------------------------------------------------
Deferred tax liabilities:
Excess book depreciation over
 tax depreciation                          14,344    (    7,214)        7,130
--------------------------------------------------------------------------------
Deferred tax liability                     14,344    (    7,214)        7,130
--------------------------------------------------------------------------------
Net deferred tax asset (liability)    $      --       $    --     $      --
================================================================================

For the year ended July 31, 2002, the Company generated, for U.S. income tax purposes, a net operating loss of approximately $1,452,500, resulting in a total loss carryforward of approximately $13,335,800. Capital loss carryforwards at July 31, 2002, were $2,328,670. These loss carryforwards expire at various dates through the year 2022.

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

For the year ended July 31, 2002, $3,836 of tax credits expired. Remaining tax credits total $17,543 which expire at various dates through 2005. As a result of significant changes in ownership as defined in Section 383 of the Internal Revenue Code, the Company's ability to utilize tax credits available before the ownership change will be limited.

NOTE 10. OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. As a result, the Company has incurred operating losses of $1,690,707 and $2,777,036 for the years ending July 31, 2002 and 2001, respectively.

In addition, the Company has used substantial working capital in its operations. As of July 31, 2002 and 2001, current liabilities exceed current assets by $1,104,790 and $788,236, respectively. Cash used by operations for the years ended July 31, 2002 and 2001, amounted to $1,436,749 and $1,660,959, respectively.

Sales are expected to fund day-to-day operations and marketing activities related to digital, wireless and wireline communications endeavors. Management plans to raise additional capital by further issuance of the Company's preferred stock and/or common stock through public or private offerings and other capital instruments.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES The Company's corporate headquarters is located in a 4,600 square foot facility in Golden, Colorado. Under the terms of a lease agreement dated December 8, 1999, the Company is to occupy the Golden offices for a term of 36 months beginning the first day of December 1999, with a monthly rent of $4,600. The Company does not expect to renew this lease in December 2002 but move their offices to another location in Golden, Colorado.

The Company also leases office equipment under non-cancelable leases expiring at various times through May 2003, with monthly payments of $1,071.

Future minimum lease payments under all operating leases for years subsequent to July 31, 2001 are as follows:

          2003                                                   $   24,436
          2004                                                        1,501
                                                                 ----------
                                                                 $   25,937
                                                                 ==========

Total rental expense, primarily from office space and equipment, was $86,267 and $75,721 for the years ended July 31, 2002 and 2001, respectively.

CAPITAL LEASES The Company leases certain computer and office equipment. The leases include options for renewal or purchase and contain clauses for payment of property taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Capital lease obligations consisted of the following:

                                                           2002         2001
                                                        ----------   ---------
Lease payments, payable in monthly
   installments totaling $408 and $1,658,
   respectively, inclusive of imputed
   interest at a rate of 11.6%, maturing at
   various dates through May 2004.                      $    7,440   $   16,987

Current obligations under capital leases                 (   3,921)   (   9,547)
                                                        ----------   -----------
Long-term obligations under capital leases               $   3,519   $    7,440
                                                        ==========   ===========

Future minimum lease payments under capital leases for years subsequent to July 31, 2002 are as follows:

          2003                                                        4,890
          2004                                                        4,076
                                                                 ----------
                                                                 $    8,966
          Amount representing interest                               (1,526)
                                                                 ----------
          Present value of future minimum lease payments         $    7,440
                                                                 ==========

SELF-INSURANCE The Company carries a $100,000 policy for general liability and property insurance. The Company has not obtained product liability insurance to date due to the cost of such insurance. Vistar Datacom provides a one-year warranty on the Subscriber Communicators which is passed along to the customer. Management presently believes that there is no material risk of loss to the Company from product liability claims against the Company as a distributor.

REGIONAL OPERATOR AGREEMENT On April 22, 2002 the Company signed a Regional Operator Agreement with Vistar Telecommunucations, Inc. appointing the Company the regional operator for South America for distribution of the Vistar technology.

The term of the agreement is ten years, with two five year renewal options, and is exclusive for all of South America except for Columbia and Venezuela, where AMCI Int'l will be able to sell non-exclusively. AMCI Int'l will provide Vistar MT2000 terminals and airtime to customers in South America. AMCI Int'l will acquire the terminals from Vistar Telecomm and will purchase bulk airtime from a commercial satellite provider.

Under the terms of the agreement, the Company will purchase Earth Station Equipment from Vistar Telecom for $1,500,000. The Company made the first payment of $250,000 on July 15, 2002. The second payment of $500,000 was paid on August 6, 2002 and the remaining $750,000 was paid on August 23, 2002.

The terms of the agreement also call for the Company to purchase 500 DGS Terminals from Vistar Telecom for a total purchase price of $275,000. $68,750 of this amount was paid on August 6, 2002 and $68,750 was paid on August 23, 2002 with the balance due February 6, 2003.

On February 26, 2002, Robert Buntin, a former employee, brought a suit against us in U.S. District Court in the District of Nevada seeking damages in excess of $250,000 and injunctive relief. The suit relates to our termination of Mr. Buntin's employment agreement on December 19, 2001 and claims that the termination was the result of an alleged inability by pay his salary and not his gross neglect of duties under the agreement. The suit also alleges that we misrepresented our ability to register stock issued to him in connection with our acquisition of Compugraphics in July 2000.

On June 23, 2002, Potter Financial brought a suit against us in U.S. District Court in the Southern District of Florida, Miami Division, seeking damages of an unstated amount. The suit alleges that in connection with a consulting agreement between the parties, we agreed to grant Potter Financial options to purchase 800,000 shares of our Common Stock and that we did not provide any freely tradeabletradable shares underlying these options.

NOTE 12.  SUBSEQUENT EVENTS

On August 11, 2002 the Company signed a Distribution and Support Agreement with Telespazio Brasil (Telespazio), a leading tracking and monitoring firm in Brazil. Under the agreement, Telespazio was appointed the distributor and support party for AMCI Int'l's products and services in South America.

At the same time as the regional operator agreement was executed, AMCI also signed a share agreement with NSI, the parent company of Vistar
Telecomm, under which the parties exchanged various rights to acquire interest in both the regional operator business and in each others company. AMCI agreed to provide warrants to purchase 1,500,000 shares of AMCi common stock to NSI as well as an option to acquire ten percent of the regional operator business in South America. NSI agreed to a sale of NSI stock to AMCI immediately and also provided for four future options to acquire NSI stock.

These transactions will solidify the relationship between the parties and provide the incentive to work together to exploit the South America market in the best possible fashion. Additionally, AMCi has the opportunity to participate in the future growth of NSI as it expands its Vistar presence worldwide.

Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange
Act

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers, some of whom are also our directors are as follows:


Name, Age                      Position with                       Year First
                               the Company                     Became Director

Garrett L. Thomas, 57          President and CEO                        2001
Ronald J. Corsentino, 33       Chief Financial Officer,
                               Treasurer and  Secretary                  - -
Bruce R. Bacon, 44             Vice President, Chief Technology         1998
                               Officer
Steve Watwood, 54              Vice President                           1997
Andrew F. Cauthen, 59          Director                                 1999
Shirley Harmon, 55             Director                                 1999

         Garrett L. Thomas has been a Director and the Company's President and CEO since October 2001. From 1999 to 2001, Mr. Thomas was the CEO of QUAKE Global, Inc. Since leaving Quake, Mr. Thomas has been providing consulting and legal services to various wireless telecommunication entities and high technology startups in Southern California. Mr. Thomas served as VP and General Counsel to TriTeal Corporation, a software development enterprise, from 1997 to 1998. From 1987 to 1997 Mr. Thomas served as General Counsel for the federal subsidiary of Sun Microsystems, Inc., a highly successful Silicon Valley workstation manufacturer, where he was part of the senior management team that grew Sun's federal subsidiary to $1 billion in revenues in just over five years. Mr. Thomas received his Juris Doctor from Georgetown University and also a Masters in Law from George Washington Law School.

         Ronald J. Corsentino has been Controller since June of 2000, CFO and Treasurer since July 2001 and Secretary since September 2002. From June of 1993 to June of 2000, Mr. Corsentino served as Federal Tax Services Manager for KPMG Peat Marwick, LLP in Albuquerque, NM and Denver, CO where he focused on the cable and telecommunications industry. Mr. Corsentino received his BSBA in Accounting from the University of Southern Colorado and his Masters of Taxation from the University of Denver.

         Bruce R. Bacon has been a Director and the Company's CTO and VP of Engineering since August of 1998. From 1996 to 1998, Mr. Bacon served as lead design engineer at RadiSys Corporation where he was responsible for electrical system architecture design, writing specifications, digital and analog circuit design, prototype debug, design validation, and production release. Mr. Bacon has broad experience in field service, customer technical support, in-house technical training, new product development, and manufacturing operations. Mr. Bacon holds a degree in Electrical Engineering from Montana State University where he was also a graduate research assistant in the field of semiconductor laser frequency stability and linewidth reduction.

         Steve Watwood has been a Director since August of 1997. He served as the Company's President from August 1997 to September of 1999 and has been the VP of Business Development since September of 1999. Mr. Watwood owned and operated a successful commercial and residential construction company for 24 years where he was directly responsible for project development, business planning, and management. During that period, Mr. Watwood owned a solar power technology company and was an early pioneer in designing and installing photovoltaic systems into remote locations.

         Andrew F. Cauthen has been a Director since September of 1999. He served as the Company's President and CEO from September of 1999 to September of 2001. From 1997 to 1999, Mr. Cauthen served as a consultant with various enterprises. Mr. Cauthen currently serves as an Executive Vice President with US Health Advisors since October of 2002.

         Shirley M. Harmon has been a Director since September of 1999. She has served as the Company's Secretary from September of 1999 to September 2002. Ms. Harmon retired from the United States Department of Navy in 1995. Ms. Harmon was a civilian employee with 28 years in the financial division. Ms. Harmon has held various positions and titles during this employment, which include the following: Budget Analyst, and Management and Budget Analyst for the Ship Parts Control Center, financial evaluating and executing various budget programs. After leaving the Department of Navy, Ms. Harmon took a position with a private trust.

Item 10.  Executive Compensation

The following table summarizes the executive compensation for the fiscal years ended July 31, 2002, 2001 and 2000 earned by or paid to our chief executive officer, our three executive officers who received total salary and bonus for the fiscal year ended July 31, 2002 in excess of $100,000 and our former chief executive officer:

                                                            Long Term
                                  Annual Compensation       Compensation
                                 ---------------------  --------------------
Name and                                    Other       Securities
                          Fiscal  Salary    Annual      Underlying  Other
Principal Position         Year    ($)    Compensation  Options (#) Compensation
-----------------------   ----- --------  ------------  ----------- ------------

Garrett L. Thomas (1)     2002  $132,500      --        1,000,000     $ 432(2)
  President               2001      --        --           --             --
  Chief Executive
    Officer               2000      --        --           --             --
  Director

Steve Watwood             2002   103,250      --           --           103(3)
  VP Business Development 2001    96,000      --        1,715,040         --
  Chairman of the Board   2000    96,000      --           --             --
  Director

Bruce R. Bacon            2002   103,250      --           --         8,489(4)
  VP of Engineering       2001    96,000      --        1,373,099     8,400
  Chief Technology
   Officer                2000    96,000      --           --         3,500
  Director

Ronald J. Corsentino      2002   103,250      --           --            55(5)
  Chief Financial Officer 2001    78,000      --          290,000         --
  Treasurer               2000    10,000      --           --             --
  Secretary

Andrew F. Cauthen (6)     2002    30,000      --           --             --
  Director                2001   180,000      --          486,491         --
                          2000   120,000    $27,000(7)  1,200,000         --


(1) Garrett Thomas was appointed President and CEO October 1, 2001. Mr. Thomas' annualized salary for 2002 was $180,000.
(2) Represents premiums paid for term life insurance. (3) Represents premiums paid for term life insurance.
(4) Includes $89 in premiums paid for term life insurance and $8,400 for use of Mr. Bacon's Golden, Colorado townhouse.
(5)      Represents premiums paid for term life insurance.
(6)      Andrew Cauthen resigned as President and CEO effective September 30,
         2001.
(7) On October 31, 1999, Andrew F. Cauthen was granted 100,000 shares of Common Stock. The closing price of the Company's Common Stock on October 29, 1999 was $0.27.

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

We do not compensate our Directors for their participation. We do not have employment agreements with any of our executive officers. However, we may, in the future, need to compete for the services of our executive officers, at which time, the Board of Directors may adopt and require our executive officers to execute employment agreements.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following options table reflects our long-term compensation in the form of individual grants of stock options made during the last completed fiscal year to each of the executive officers named in the summary compensation table. The exercise price may be paid in cash, check, shares of our common stock valued at fair market value on the exercise date or a cashless exercise procedure involving a same-day sale of the purchased shares.


                   Number of     Percent of Total
                   Securities    Options/SARs
                   Underlying    Granted to         Exercise of
                   Options       Employees in       Base Price      Expiration
Officer            Granted (#)   Fiscal Year         ($/Sh)           Date
-----------------  ------------- ----------------   -----------     ----------
Garrett L. Thomas  1,000,000 (1)      100%              $0.19       10-01-2004

(1) Option grant was fully vested and exercisable on the date of grant.

              AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUE


                                      Number of Securities Underlying
                                   Unexercised Options at Fiscal Year End
   Name
                                          Exercisable           Unexercisable

Garrett L. Thomas                          1,000,000                   --
Stephen F. Watwood                         1,715,040                   --
Bruce R. Bacon                             1,373,099                   --
Ronald J. Corsentino                         290,000                   --
Andrew F. Cauthen                          1,686,491                   --

No options were exercised last fiscal year by any of the persons named in the summary compensation table. No options held by any of the persons named in the summary compensation table were in-the-money at the end of the Company's 2002 fiscal year.

EMPLOYMENT AGREEMENTS

On October 1, 2000, the Board of Directors adopted a policy whereby all our officers and directors will only be paid 80% of their current salary in cash. The remainder of their salary will be accrued. All officers and directors settled their outstanding accrued compensation on April 30, 2001 by receiving options to purchase our common stock at an exercise price of $.10 when the market value of the stock was $.29. Amounts that have accrued since April 30, 2001 remain unpaid and will be settled upon approval by the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the aggregate information regarding our equity compensation plans in effect as of July 31, 2002. Each of our equity compensation plans is an individual stock option agreement within the meaning of "employee benefit plan" under Rule 405 under the Securities Act of 1933. For more information on the individual stock options granted during the fiscal years ended July 31, 2002 and July 31, 2001, see Note 7 to our Financial Statement in
Item 7 of this Report.

                      Equity Compensation Plan Information

--------------------- --------------------  -------------------- --------------
                      Number of securities    Weighted-average   Number of
                       to be issued upon     exercise price of   securities
                         exercise of        outstanding options, remaining for
                      outstanding options,  warrants and rights  future issuance
                       warrants and right                        under equity
                                                                 compensation
                                                                 plans
                                                                (excluding
                                                                 securities
                                                                 reflected in
                                                                 column (a))
Plan Category               (a)                     (b)              (c)
--------------------- --------------------  -------------------- ---------------
Equity compensation
plans approved by
security holders              --                    --                --
--------------------- --------------------  -------------------- --------------
Equity compensation
plans not approved by
security holders            9,600,600              $0.19              --
--------------------- --------------------  -------------------- --------------
Total                       9,600,600              $0.19              --
--------------------- --------------------  -------------------- --------------

The following table sets forth certain information known with respect to the beneficial ownership of our common stock as of November 13, 2002 by (i) all persons who are beneficial owners of five percent (5%) or more of our common stock, (ii) each director and nominee for directors, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Security, AMCI, 1010 10th Street, Golden, CO 80401. Percentage of ownership is based on 44,781,977 shares of common stock issued and outstanding on November 13, 2002. Shares of common stock subject to stock options which are currently exercisable or will become exercisable within 60 days after November 13, 2002 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.

                                                                    Percent
Name and Address                      Shares of                  Ownership of
of Beneficial Owner                 Common Stock (1)               Class (2)
------------------------------    -------------------           ---------------
Garrett L. Thomas                   1,000,000  (3)                   2.18% (3)
2195 Coast Avenue
San Marcos, CA  92069

Andrew F. Cauthen                   1,704,376  (4)                   3.67% (4)
14007 Lochshire Street
Houston, TX  77077

Stephen F. Watwood                  2,811,442  (5)                   6.05% (5)
17835 RCR 29
Oak Creek, CO  80467

Bruce R. Bacon                      1,438,099  (6)                   3.12% (6)
1001 8th Street
Golden, CO  80401

Ronald J. Corsentino                  290,000  (7)                       *
1010 South Josephine Street
Denver, CO  80209

Shirley M. Harmon                     151,872  (8)                       *
1947 NW 102nd Blvd.
Wildwood, FL  34785

Global Investments Ltd., Trustee    2,500,000                        5.58%
Anthony Hulme, Director
Victoria House
P.O. Box 1066 The Valley, Anguilla
BWI

Jerry D. Kennett, MD               21,600,000  (9)                  40.92% (9)
2801 Peppertree Lane
Columbia, MO  65201

GCD Investments, LLC                2,601,174                 5.81%
Gordon C. Dumont, Managing Member
4821 Sheridan Avenue
Metairie, LA  70002

All Executive Officers
and Directors as a Group            7,395,789  (10)          14.34% (10)
(6 persons)

        *Holds less than 1% of the outstanding shares.

     (1) Unless otherwise indicated below, each person named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

     (2) All shares of common stock subject to options, warrants, conversion privileges or other rights currently exercisable or exercisable within 60 days after July 31, 2002, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, warrants, conversion privileges or other rights, but are not deemed to be outstanding for computing the percentage of ownership of any other person. Percentage of ownership is based on 44,781,977 shares of common stock outstanding as of October 1, 2002.

     (3) Includes options for the purchase of 1,000,000 shares. Mr. Thomas is the President, CEO, and a director of the Company.

     (4) Includes options for the purchase of 1,686,491 shares. Mr. Cauthen is a director of the Company.

     (5) Includes options to Mr. Watwood's wife Phyllis Watwood for the purchase of 661,652 shares and an option to Mr. Watwood to purchase 1,715,040 shares. Mr. Watwood is the Vice President of Business Development and a director of the Company.

     (6) Includes options for the purchase of 1,373,099 shares. Mr. Bacon is the Vice President of Engineering, Chief Technology Officer and a director of the Company.

     (7) Includes options for the purchase of 290,000 shares. Mr. Corsentino is the Chief Financial Officer, Treasurer and Secretary of the Company.

     (8) Includes options for the purchase of 71,372 shares.

     (9) Includes options for the purchase of 3,000,000 shares. Also includes 5,000,000 shares of common stock issuable upon conversion of 1,000,000 shares of Series A Non-Voting Cumulative Preferred Stock owned by LISEN, LLC. Dr. Kennett is a member of LISEN, LLC. Each share of Series A preferred stock is convertible at any time by the holder into a number of shares of common stock equal to the original issue price, $2.50, as adjusted, divided by the greater of (i) 30% less than the mean between the closing sales or bid price, as the case may be, of the common stock, as reported by the National Quotation Bureau, Inc. or the OTC Bulletin Board for the 20 consecutive trading days immediately prior to the date of conversion, or (ii) $0.50 per share. Dr. Kennett disclaims beneficial ownership of the shares owned by LISEN, LLC, except to the extent of his pecuniary interest therein.

    (10) Includes options held by such officers and directors for the purchase of an aggregate of 6,797,654 shares.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission ("SEC"). Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely upon review of the copies of such reports and certain representations furnished to it, no persons subject to Section 16(a) failed to file on a timely basis reports required by Section 16(a) during the fiscal year ended July 31, 2002, except for Garrett L. Thomas, Ronald J. Corsentino, Andrew
F. Cauthen, Rodney R. Shoemann, Sr. and Jerry D. Kennett, M.D. Mr. Thomas, the Company's President and CEO, failed to file a Form 3 and filed a late Form 5. Mr. Corsentino, the Company's Chief Financial Officer, Treasurer and Secretary, failed to file a Form 3 and filed a late Form 5. Mr. Cauthen, a director of the Company, failed to file a Form 5. Mr. Shoemann, a 10% stockholder, failed to file a Form 3 and a Form 4 for an acquisition of shares of Common Stock of the Company and filed a late Form 5. Dr. Kennett, a 10% stockholder, failed to file a Form 3 and Form 4s for six acquisitions of shares of Common Stock of the Company and filed a late Form 5.

Item 12.  Certain Relationships and Related Transactions

On June 24, 2002, Jerry D. Kennett, MD advanced us $750,000 in the form of a 60-day unsecured promissory note bearing interest at the rate of twelve percent per annum. As of July 31, 2002, this note is still outstanding.

Item 13.  Exhibits and Reports On Form 8-K

(A)  Exhibits

3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibits 3(i), (ii), (iii) and (iv) to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed November 28, 2001)

3.2 Bylaws (incorporated by reference to Exhibit 3(v) to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed November 28, 2001)

4.1 Statement of Determination for Series A Non-Voting Cumulative Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K filed October 25, 2002)

10.1 Agreement and Plan of Merger dated May 27, 1998 (incorporated by reference to the Company's Current Report on Form 8-K filed June 11, 1998, File No. 000-10841-D)

10.2 Globalwave Distribution Agreement dated as of June 7, 2000 between the Company and Vistar Datacom Inc. (incorporated by reference to Exhibit 10(i) to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed November 28, 2001)

10.3 Lease Agreement dated as of December 1, 1999 between the Company and Sucia Corporation (incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed November 28, 2001)

10.4 Preferred Stock Purchase Agreement dated as of October 11, 2002 between the Company and LISEN, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed October 25, 2002)

10.5 Registration Rights Agreement dated as of October 11, 2002 between the Company and LISEN, LLC (incorporated by reference to Form 8-K filed October 25, 2002)

99.1 Certifications pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) No reports were filed on Form 8-K for the quarter ended July 31, 2002.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN MILLENNIUM CORPORATION, INC.

Dated: November 13, 2002                    By: /s/ Garrett L. Thomas
                                                ----------------------
                                                Garrett L. Thomas
                                                Director
                                                President and
                                                Chief Executive Officer

Dated: November 13, 2002                     By:/s/ Ronald J. Corsentino
                                                ------------------------
                                                Ronald J. Corsentino
                                                Director
                                                Treasurer, Secretary and
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


Dated: November 13, 2002                    By: /s/ Bruce R. Bacon
                                                ------------------
                                                Bruce R. Bacon
                                                Director
                                                Vice President of Engineering
                                                and Chief Technology Officer

Dated: November 13, 2002                    By: /s/ Stephen F. Watwood
                                                -----------------------
                                                Stephen F. Watwood,
                                                Director
                                                Vice President of Business
                                                  Development

Dated: November 13, 2002                    By: /s/ Shirley M. Harmon
                                                ----------------------
                                                Shirley M. Harmon
                                                Director

Dated: November 13, 2002                    By: /s/ Andrew F. Cauthen
                                                ---------------------
                                                Andrew F. Cauthen
                                                Director

                                 CERTIFICATIONS

I, Garrett L. Thomas, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Millennium Corporation, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    November 13, 2002                           /s/ Garrett L. Thomas
                                                     ---------------------
                                                     Garrett L. Thomas
                                                     President and
                                                     Chief Executive Officer


I, Ronald J. Corsentino, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Millennium Corporation, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    November 13, 2002                           /s/ Ronald J. Corsentino
                                                     ------------------------
                                                     Ronald J. Corsentino
                                                     Treasurer, Secretary and
                                                     Chief  Financial Officer