Form 10QSB
period 2002-10-31
AMERICAN MILLENNIUM CORP INC
filed 2002-12-16
CIK 350193

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number: 3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended October 31, 2002

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

                 110 North Rubey Drive, Suite 100A, Golden, CO 80403
                 ---------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 279-2002
                          ---------------------------
                           (Issuer's telephone number)

                1010 Tenth Street, Suite 100, Golden, CO  80401
----------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,281,977 at December 16, 2002.

Transitional Small Business disclosure Format (check one): Yes [ ]  No [ ]





AMERICAN MILLENNIUM CORPORATION, INC.
FORM 10-QSB

INDEX

                                                                            PAGE

PART I-FINANCIAL INFORMATION
Item 1-Financial Statements (Unaudited)
         Consolidated Balance Sheet - October 31, 2002 (Unaudited)           2
         Consolidated Statements of Operations - Three months ended
           October 31, 2002 and 2001 (Unaudited)                             3
         Consolidated Statements of Cash Flows - Three months ended
           October 31, 2002 and 2001 (Unaudited)                             4
         Notes to Consolidated Financial Statements (Unaudited)              5
Item 2-Management's Discussion and Analysis or Plan of Operation             9
Item 3-Controls and Procedures                                              11

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                   12
Item 2 -Changes in Securities                                               12
Item 3 -Defaults Upon Senior Securities                                     13
Item 4 -Submission of matters to a Vote of Securities Holders               13
Item 5 -Other Information                                                   13
Item 6 -Exhibits and reports on Form 8-K                                    13


-----------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1-Consolidated Financial Statements (Unaudited)

The consolidated financial statements in response to this item are as follows:

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Unaudited)
-----------------------------------------------------------------------------
October 31, 2002
-----------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..........................$    41,179
  Accounts receivable, less allowance for doubtful
    accounts of $29,720 ...............................   156,029
  Inventories ........................................    191,277
  Employee advances ..................................      1,389
  Prepaid expenses ...................................        389
  Note receivable  ...................................     67,000
  Equipment deposits .................................  1,626,250
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS .................................  2,083,513
-----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET ..........................     78,618
-----------------------------------------------------------------------------
OTHER ASSETS
  Securities in closely-held corporation .............      3,040
  Security deposits...................................     19,129
  Other ..............................................        760
  Deferred income tax asset, less valuation
    allowance of $5,699,089 ..........................        --
-----------------------------------------------------------------------------
TOTAL OTHER ASSETS ...................................     22,929
-----------------------------------------------------------------------------
TOTAL ASSETS .........................................$ 2,185,060
=============================================================================

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade ............................$  498,591
  Accounts payable - related parties ..................   106,237
  Accrued payroll and related taxes ...................   279,254
  Other accrued liabilities ...........................   118,877
  Accrued Warranty ....................................    15,000
  Current portion of capitalized lease obligations ....     2,982
  Notes payable to related parties ....................    99,972
  Notes payable to shareholder ........................    56,287
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ............................. 1,177,200

LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS.....     3,518
-----------------------------------------------------------------------------
TOTAL LIABILITIES ....................................  1,180,718
-----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized;
    1,000,000 issued and outstanding .................      1,000
  Common stock, $.001 par value, 60,000,000 shares
    authorized; 44,781,977 issued and outstanding ....     44,782
  Additional paid-in capital ......................... 20,714,110
  Stock subscription receivable ......................   (115,000)
  Accumulated deficit.................................(19,640,550)
-----------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY ...........................  1,004,342
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........$ 2,185,060
=============================================================================
See accompanying notes.




AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS  (Unaudited)
-----------------------------------------------------------------------------
For the Three Months Ended October 31,                     2002        2001
------------------------------------------------------------------------------
REVENUES..............................................$   214,282 $    254,646
COST OF REVENUES .....................................    135,561      195,008
------------------------------------------------------------------------------
GROSS PROFIT..........................................     78,721       59,638
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............    138,750      138,250
  Consulting - others ................................    107,253       18,460
  Professional .......................................     50,478       14,518
  Employee salaries ..................................     70,471       63,750
  Employee benefits and payroll taxes ................     26,462       29,390
  Travel .............................................     19,645       18,972
  Telephone and utilities ............................      9,062        7,454
  Depreciation and amortization ......................      7,595       37,964
  Equipment and property rental ......................     17,191       21,004
  Bad debts...........................................      8,146        1,577
  Computer and internet...............................     21,629       14,727
  Other ..............................................     16,881       21,569
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...    493,563      387,635
------------------------------------------------------------------------------
LOSS FROM OPERATIONS .................................   (414,842)    (327,997)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
  Interest expense ...................................    (71,492)    (27,421)
  Other miscellaneous income .........................      1,092           7
------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES).........................    (70,400)    (27,414)
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .............................   (485,242)   (355,411)
INCOME TAXES .........................................        --          --
------------------------------------------------------------------------------
NET LOSS .............................................   (485,242)   (355,411)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........   $(0.011)     $(0.014)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) ................................. 44,781,977  24,770,067
==============================================================================
See accompanying notes.



AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS                               (Unaudited)   (Unaudited)
-------------------------------------------------------------------------------
For the Three Months Ended October 31,                       2002        2001
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) ........................................ $ (485,242)  $ (355,411)
      Adjustments to reconcile net (loss) to net
        cash used by operating activities:
        Depreciation and amortization .................      7,595       37,964
        Provision for bad debts .......................      8,146       13,044
     (Increase) decrease in assets:
        Accounts receivable ...........................    (49,403)    (194,823)
        Inventory .....................................    (89,872)     (29,129)
        Prepaid expenses ..............................        194        6,881
        Notes receivable ..............................     33,000           --
        Other assets ..................................    (11,250)          --
      Increase (decrease) in liabilities:
        Bank overdraft ................................         --        9,780
        Accounts payable ..............................     61,731      182,243
        Accounts payable - related parties.............     34,585
        Accrued payroll and related taxes .............     68,906      (41,196)
        Accrued liabilities ...........................     42,327      (19,704)
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES .................   (379,283)    (307,959)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disbursements
   Acquisition of property and equipment ..............         --       (1,355)
   Equipment deposits ................................. (1,376,250)          --
--------------------------------------------------------------------------------
DISBURSEMENTS FROM INVESTING ACTIVITIES ............... (1,376,250)      (1,355)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES ................. (1,376,250)      (1,355)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
   Proceeds from note payable stockholder ..............        --       30,130
   Proceeds from issuance of common stock, net .........        --      275,000
   Proceeds from issuance of preferred stock, net ...... 2,500,000           --
--------------------------------------------------------------------------------
RECEIPTS FROM FINANCING ACTIVITIES ..................... 2,500,000      305,130
--------------------------------------------------------------------------------
Disbursements
   Payments on capitalized leases ......................      (939)          --
   Payments on notes payable to shareholders ...........  (750,000)          --
   Payments on notes due related parties ...............    (2,224)          --
--------------------------------------------------------------------------------
DISBURSEMENTS FROM FINANCING ACTIVITIES ................  (753,163)          --
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .............. 1,746,837      305,130
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............    (8,696)      (4,184)

CASH AND CASH EQUIVALENTS - BEGINNING ..................    49,875        4,184
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING .....................$   41,179  $        --
================================================================================
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
     Interest ..........................................$    --     $       456
     Income taxes ......................................$    --     $      --
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

Basic and diluted net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Available stock options at October 31, 2002, to purchase 13,400,600 shares were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive

Revenue Recognition

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

NOTE 3. RELATED PARTY TRANSACTIONS

On September 30, 2002 Shirley Harmon tendered her resignation as Corporate Secretary. On the same day, our Board of Directors elected Ron Corsentino, the current Corporate Treasurer, to the office of Corporate Secretary.

NOTE 4.  PREFERRED STOCK

On October 11, 2002 the Board of Directors issued 1,000,000 shares of Series A Non-Voting Cumulative Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends on each share of Series A Preferred Stock at an annual rate of 12% of the original issue price per share, payable quarterly. Each share of Series A Preferred Stock is convertible into a number of shares of Common Stock equal to the original issue price, divided by the greater of (i) 30% less than the mean between the closing sales or bid price, as the case may be, of the Common Stock, as reported by the National Quotation Bureau, Inc. or the OTC Bulletin Board for the 20 consecutive trading days immediately prior to the date of conversion, or (ii) $0.50 per share.

NOTE 5.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has continued to incur operating losses ($485,242 for the three months ending October 31, 2002). In addition, the Company has used substantial working capital in its operations. Because of these factors, there is substantial doubt as to our ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6. SUBSEQUENT EVENTS

On December 6, 2002, a current shareholder advanced the Company $128,000 in the form of a one year unsecured promissory note. The note carries interest at the rate of 12% per annum, payable quarterly.

Item 2. Management's Discussion and Analysis or Plan of Operations

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information set forth under this Item 2 - Management's Discussion and Analysis or Plan of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). American Millennium Corporation, Inc. desires to avail itself of certain 'safe harbor' provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors, including those described in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2002. These risks, uncertainties and other factors could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

OVERVIEW

We are an information management company specializing in the provision of services for monitoring remote, high value assets using proprietary hardware and data management software and wireless communications based on the Vistar Telecommunications geo-stationary satellite system.

Our primary focus today is on providing information management services for the oil and gas industry through the development of a telemetry system for the installed base of gas compressors in North America. The AMCI Sentry product line includes proprietary hardware and sensors as well as SatAlarm, the Company's back-end server software, all of which has been fully integrated into a reliable, easy to use system. The essential function of this product line is to provide an alert when a gas compressor stops operating allowing field maintenance personnel the opportunity to quickly go to the inoperative unit and get it back up

The Sentry gas compressor monitoring device is composed of a Vistar MT 2000 wireless data modem and a vibration sensor developed by AMCI. The vibration sensor includes an electric device that can discern when the gas compressor shuts down based on the absence of vibration. The Sentry utilizes a battery that provides the power to run the unit, including transmitting messages through the Vistar system. The Sentry requires no on-site connections of any type and is installed by the use of magnetic clamps. Total installation time is mere minutes and includes turning on the unit by flipping a switch. Once installed, the customer then calls AMCI and requests activation onto the AMCI system, which is usually done before the customer leaves the site.

The Sentry unit is designed to stay at the remote site for years without any maintenance or on-site support. Because the units are attached magnetically, they can be easily removed and placed at another location. The commercial advantages include:

       Low cost unit focused on one simple task of providing alarms Easy to install with no on-site connections
       No maintenance required
       Battery operated with low power requirements and long life

RECENT DEVELOPMENTS

We have long believed in the potential for satellite tracking opportunities in South America and so invested substantial time and effort to win the Vistar Telecom regional operator license to provide their satellite technology and products into that territory, which we announced on April 22, 2002.

This long-term license allows AMCI to sell tracking devices and satellite airtime to customers throughout South America on an exclusive basis. Other areas of the world are covered by separate regional operator licenses such as the one held by Alcatel for Europe.

In order to properly exploit the South America market, we have teamed up with Telespazio Brasil, the leading satellite tracking and monitoring distributor in the territory. Together, we intend to bring the Vistar technology to the business community in South America and make a material impact on the way companies move critical information to operate their businesses.

Because of the potential for economic growth in South America over the next decade, and the lack of sophisticated telecommunications coverage throughout that area, we believe that this region will see the most significant use of Vistar technology over that time period of all of the regions licensed by Vistar Telecom.

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

AeroAstro and Globalstar have formed a partnership to bring the SENS technology to the market with AeroAstro providing the hardware and Globalstar providing the satellite system. The system is expected to be commercially released in late December 2002, with full service across the North American market in March
2003.

The SENS technology is much lower cost than any commercially released low-data rate satellite communication system, both for the modem device and satellite airtime. SENS technology meets the need for a very low cost satellite communication solution and as such will enable classes of applications that were until now economically infeasible. AMCI recognizes the disruptive potential of this technology and has moved to maintain and possibly increase its own market share potential in the face of this technology by adopting it where appropriate rather than competing against it.

On October 9, 2002 we announced that we appointed Wireless Monitoring, Ltd. of Calgary, Canada, as a distributor for Canada for our SatAlarm product line. Wireless Monitoring has placed its first order for our Class I, Division 2 certified hardware.

On October 14, 2002, we announced that we have received Class I, Division 2 certification for hazardous location use of our SatAlarm Sentry product for both the United States and Canada. This certification entails extensive testing through an independent laboratory to ensure that the product is non-incendive and can be used in areas where there may be ignitable atmospheres, such as in its main application as a call out system for gas compressors.

Also, on October 14, 2002, we announed that we have appointed CC Technology, Inc., and Technical Sales, Inc. as distributors for the United States for our SatAlarm product line. Both CC Technology and Technical Sales, Inc. have placed orders for our product line.

On December 1, 2002 we moved our corporate offices to 110 North Rubey Drive, Suite 100A, Golden, CO 80403.

In the three months ended October 31, 2002, we have continued to implement our current product line and business strategy to enhance our ability to achieve profitability by focusing on our core business of remote asset monitoring.

RESULTS OF OPERATIONS

Revenue. Revenue consists of hardware and airtime sales and custom development of products for our customers. During the three months ended October 31, 2002, revenues decreased approximately 16% to $214,282 compared to the same period in 2001. This decrease in year over year revenue was due to fact that we had held up production of our inventory pending our Class I, Division 2 certification, which we received on October 14, 2002.

Cost of Revenues. Costs of revenues principally consists of manufacturing costs and the purchase of satellite airtime. Cost of revenues was $135,561 for the three months ended October 31, 2002, compared to $195,008 for the three months ended October 31, 2001. Our cost of revenue decreased primarily due to the fact that we had fewer hardware sales in this quarter as compared to the same quarter last year. Also, we recognized a larger percentage of support and service revenue in this quarter than we did in the same quarter last year, which carries a lower cost of goods sold cost than hardware and airtime sales.

Payroll, Payroll Taxes and Related Benefits. Payroll, payroll taxes, and related benefits increased by $4,293 in the three months ended October 31, 2002, as compared to October 31, 2001. We have maintained our current number of employees over the past year in an effort to contain costs associated with payroll and related expenses. The total number of employees as of October 31, 2002, is 12.

Consulting fees. Consulting fees increased from $18,460 to $107,253 for the three months ended October 31, 2001 and 2002, respectively. The increase is due to the fact that we have engaged several consultants to assist us in engineering consulting work, capital formation and developing the South American operations.

Selling, General and Administrative. Selling, general and administrative expenses principally consist of compensation and related costs for personnel, fees for legal and other professional services and depreciation of equipment and software used for general corporate purposes. There was an approximate 24% increase in total selling, general and administrative expenses compared to the three month period a year ago. Selling, general and administrative expenses for the three months ended October 31, 2002 and 2001 were $493,563 and $400,680, respectively. The increase is primarily due to increased consulting and increased professional fees.

Other Income and Expenses. Other income (expenses) consisted of income from cash equivalents and short term investments, less interest expense related to financing obligations. Other income (expenses) for the three months ended October 31, 2002 and 2001 was ($70,400) and ($27,414), respectively. The difference is due to increased interest expense associated with a $750,000 short term note that was advanced to us on June 24, 2002. This note was paid in full on October 11, 2002. The proceeds used to pay this note were from the sale of preferred stock detailed above in Note 4 of the consolidated financial statements.

Net Loss. We had a net loss of $485,242 (or $0.01 per share) on revenues of $214,282 for the three months ended October 31, 2002 compared to a net loss of $368,456 (or $0.01 per share) on revenues of $254,646 for the period ended October 31, 2001. The increase in net loss was primarily attributable to increased consulting and professional fees, and an increase in interest expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We understand that cash and equivalents on hand at October 31, 2002, are not adequate to meet our short-term capital needs. On October 11, 2002 we issued 1,000,000 shares of our Series A Preferred stock and we received net cash proceeds of $2,500,000. The majority of this cash was used to make deposits on equipment and inventory to be used in our South American Operations. Although we believe that our current and several new investors are committed to our future success, there can be no assurance that additional funds will be available when needed on commercially reasonable terms.

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

We have over 600 Sentry units in the field currently being used for production purposes and under assessment by various customers and resellers. Within the next two calendar quarters, we anticipate several orders, which could have a significant impact on our net sales and income.

We believe that recurring revenues derived from monthly satellite charges should continue to build value for the shareholders. Our principal marketing efforts are directed toward the oil and gas industry, which has a need for monitoring high value assets. We anticipate that during the first part of fiscal year 2003, revenues should increase from the enrollment of subscribers based on our various initiatives underway with manufacturers of gas compressors. We will continue to market our services to those companies for deployment of our system on a fleet basis in order to optimize upon subscriber enrollment. We currently have over 600 satellite communicator enabled devices deployed in field operations. These units are currently monitoring a variety of assets with the bulk of them on gas compressors in the western United States.

As part of our South American operation, we have a commitment to purchase earth station equipment from Vistar Telecommunications, Inc. pursuant to an agreement dated April 22, 2002 for $1,500,000. This entire amount is on deposit with Vistar Telecommunications pending final delivery of the equipment to us. As part of the agreement, we are also commited to purchase certain inventory from Vistar for a total purchase price of $275,000. We currently have $1,626,250 on deposit with Vistar for this purchase.

We will continue to outsource production and manufacturing. Research, development, and major marketing efforts will be performed by our existing employees.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules
13a-14(c) and 240.15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective in timely providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


-----------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
-----------------------------------------------------------------------------
Item 1.  Legal Proceedings

As discussed in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2002, we are a party to certain pending legal proceedings. There were no material developments in any such proceedings during the quarter ended October 31, 2002.

Item 2.  Changes in Securities and Use of Proceeds

On October 11, 2002 the Board of Directors issued 1,000,000 shares of Series A Non-Voting Cumulative Preferred Stock to LISEN, LLC for a purchase price of $2.50 per share. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends on each share of Series A Preferred Stock at an annual rate of 12% of the original issue price per share, payable quarterly. Each share of Series A Preferred Stock is convertible into a number of shares of common stock equal to the original issue price, divided by the greater of (i) 30% less than the mean between the closing sales or bid price, as the case may be, of the Common Stock, as reported by the National Quotation Bureau, Inc. or the OTC Bulletin Board for the 20 consecutive trading days immediately prior to the date of conversion, or (ii) $0.50 per share.

In the event of a liquidation, dissolution or winding up of our company, holders of the Series A Preferred Stock will first be entitled to receive the original issue price per share, as adjusted, with any remaining distributions going to the holders of the Common Stock. Holders of Series A Preferred Stock do not have any voting rights with respect to their shares of Series A Preferred Stock, except that the vote or written consent of at least 50% of the outstanding shares of Series A Preferred Stock, voting as a single class, is required for us to incur long-term indebtedness in a material amount.

The Series A Preferred Stock issuance was made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

99.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C.
      Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification of the Chief Financial Officer pursuant to 18 U.S.C.
      Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K:

  1) On September 6, 2002 a report on form 8-K was filed with the Securities and Exchange Commission announcing that shareholder proposals to be included in the Company's proxy statement for our 2002-2003 Annual Meeting of Shareholders must be received by the Company on or before September 23, 2002.

  2) On October 28, 2002 a report on Form 8-K was filed with the Securities and Exchange Commission announcing the Company's sale of 1,000,000 shares its Series A Non-Voting Cumulative Preferred stock.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN MILLENNIUM CORPORATION, INC.

Dated: December 16, 2002                    By: /s/ Garrett L. Thomas
                                                ----------------------
                                                Garrett L. Thomas
                                                Director
                                                President and
                                                Chief Executive Officer

Dated: December 16, 2002                     By:/s/ Ronald J. Corsentino
                                                ------------------------
                                                Ronald J. Corsentino
                                                Treasurer, Secretary and
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


Dated: December 16, 2002                    By: /s/ Bruce R. Bacon
                                                ------------------
                                                Bruce R. Bacon
                                                Director
                                                Vice President of Engineering
                                                and Chief Technology Officer

Dated: December 16, 2002                    By: /s/ Stephen F. Watwood
                                                -----------------------
                                                Stephen F. Watwood,
                                                Director
                                                Vice President of Business
                                                Development

Dated: December 16, 2002                    By: /s/ Shirley M. Harmon
                                                ----------------------
                                                Shirley M. Harmon
                                                Director

Dated: December 16, 2002                    By: /s/ Andrew F. Cauthen
                                                ---------------------
                                                Andrew F. Cauthen
                                                Director


                                 CERTIFICATIONS

I, Garrett L. Thomas, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of American Millennium Corporation, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 16, 2002                           /s/ Garrett L. Thomas
                                                     ---------------------
                                                     Garrett L. Thomas
                                                     President and
                                                     Chief Executive Officer

I, Ronald J. Corsentino, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of American Millennium Corporation, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 16, 2002                           /s/ Ronald J. Corsentino
                                                     ---------------------
                                                     Ronald J. Corsentino
                                                     Treasurer, Secretary and
                                                     Chief Financial Officer