Form 10QSB
period 2003-01-31
AMERICAN MILLENNIUM CORP INC
filed 2003-03-24
CIK 350193

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number: 3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended January 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,281,977 at March 24, 2003.

Transitional Small Business disclosure Format (check one): Yes [ ]  No [X]

AMERICAN MILLENNIUM CORPORATION, INC.
FORM 10-QSB

INDEX

                                                                            PAGE

PART I-FINANCIAL INFORMATION
Item 1-Financial Statements (Unaudited)
         Consolidated Balance Sheet - January 31, 2003 (Unaudited)           2
         Consolidated Statements of Operations - Three months ended
           January 31, 2003 and 2002 (Unaudited)                             3
         Consolidated Statements of Operations - Six months ended            4
           January 31, 2003 and 2002 (Unaudited)
         Consolidated Statements of Cash Flows - Six months ended
           January 31, 2003 and 2002 (Unaudited)                             4
         Notes to Consolidated Financial Statements (Unaudited)              5
Item 2-Management's Discussion and Analysis or Plan of Operation             9
Item 3-Controls and Procedures                                              11

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                   12
Item 2 -Changes in Securities                                               12
Item 3 -Defaults Upon Senior Securities                                     12
Item 4 -Submission of matters to a Vote of Securities Holders               12
Item 5 -Other Information                                                   12
Item 6 -Exhibits and reports on Form 8-K                                    13

-----------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1-Consolidated Financial Statements (Unaudited)

The consolidated financial statements in response to this item are as follows:

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Unaudited)
-----------------------------------------------------------------------------
January 31, 2003
-----------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..........................$    15,124
  Accounts receivable, less allowance for doubtful
    accounts of $17,289 ...............................   149,938
  Inventories ........................................    196,675
  Employee advances ..................................     10,030
  Prepaid expenses ...................................      2,802
  Note receivable  ...................................     67,000
  Equipment deposits .................................  1,626,250
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS .................................  2,067,819
-----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET ..........................     83,489
-----------------------------------------------------------------------------
OTHER ASSETS
  Securities in closely-held corporation .............      3,040
  Security deposits...................................     12,977
  Other ..............................................        760
  Deferred income tax asset, less valuation
    allowance of $5,699,089 ..........................        --
-----------------------------------------------------------------------------
TOTAL OTHER ASSETS ...................................     16,777
-----------------------------------------------------------------------------
TOTAL ASSETS .........................................$ 2,168,085
=============================================================================

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade ............................$  735,518
  Accounts payable - related parties ..................   102,297
  Accrued payroll and related taxes ...................   404,784
  Other accrued liabilities ...........................    55,335
  Accrued warranty ....................................    15,000
  Current portion of capitalized lease obligations ....     2,017
  Notes payable to related parties ....................    99,972
  Notes payable to shareholders........................   182,017
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ............................. 1,596,940

LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS.....     3,519
-----------------------------------------------------------------------------
TOTAL LIABILITIES ....................................  1,600,459
-----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized; 1,000,000 issued and outstanding .....      1,000
  Common stock, $.001 par value, 60,000,000 shares
    authorized; 45,281,977 issued and outstanding ....     45,282
  Additional paid-in capital ......................... 20,753,610
  Stock subscription receivable ......................   (115,000)
  Accumulated deficit.................................(20,117,266)
-----------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY ...........................    567,626
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........$ 2,168,085
=============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
-----------------------------------------------------------------------------
For the Three Months Ended January 31,                     2003        2002
------------------------------------------------------------------------------
REVENUES..............................................$   210,459 $    136,742
COST OF REVENUES .....................................    146,635      138,662
------------------------------------------------------------------------------
GROSS PROFIT..........................................     63,824       (1,920)
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............    138,750      121,375
  Consulting - others ................................    141,986      137,565
  Professional .......................................     69,206        8,248
  Employee salaries ..................................     82,076       66,250
  Employee benefits and payroll taxes ................     23,201       31,108
  Travel .............................................      4,714       17,951
  Telephone and utilities ............................      9,066        7,853
  Depreciation and amortization ......................      7,595       12,272
  Equipment and property rental ......................     20,703       19,601
  Bad debts...........................................         --       46,432
  Computer and internet...............................     21,684       16,846
  Other ..............................................     16,740       16,915
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...    535,721      502,416
------------------------------------------------------------------------------
LOSS FROM OPERATIONS .................................   (471,897)    (504,336)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
  Interest expense ...................................     (3,641)    (31,423)
  Other miscellaneous income .........................        350         183
------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES).........................     (3,291)    (31,240)
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .............................   (475,188)   (535,576)
INCOME TAXES .........................................        --          --
------------------------------------------------------------------------------
NET LOSS .............................................   (475,188)   (535,576)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........   $  (0.01)   $  (0.02)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) ................................. 45,023,825  27,556,504
==============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
-----------------------------------------------------------------------------
For the Six Months Ended January 31,                       2003        2002
------------------------------------------------------------------------------
REVENUES..............................................$   424,741 $    380,398
COST OF REVENUES .....................................    282,196      333,670
------------------------------------------------------------------------------
GROSS PROFIT..........................................    142,545       46,728
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Compensation to officers and directors .............    277,500      259,625
  Consulting - others ................................    249,238      156,025
  Professional .......................................    119,684       22,766
  Employee salaries ..................................    152,547      130,000
  Employee benefits and payroll taxes ................     49,663       60,497
  Travel .............................................     24,635       36,922
  Telephone and utilities ............................     19,161       15,304
  Depreciation and amortization ......................     15,191       50,236
  Equipment and property rental ......................     37,894       40,605
  Bad debts...........................................      8,146       48,009
  Computer and internet...............................     43,311       31,572
  Other ..............................................     33,842       38,944
------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...  1,030,812      890,505
------------------------------------------------------------------------------
LOSS FROM OPERATIONS .................................   (888,297)    (843,777)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
  Interest expense ...................................    (75,133)    (58,844)
  Impairment of asset ................................         --     (20,417)
  Other miscellaneous income .........................      1,442         191
------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES).........................    (73,691)    (79,070)
------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .............................   (961,988)   (922,847)
INCOME TAXES .........................................        --          --
------------------------------------------------------------------------------
NET LOSS .............................................   (961,988)   (922,847)
==============================================================================
BASIC AND DILUTED NET LOSS PER COMMON SHARE ..........   $  (0.02)   $  (0.03)
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (BASIC AND DILUTED) ................................. 45,023,825  26,492,605
==============================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------
For the Six Months Ended January 31,                       2003        2002
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) ........................................ $ (961,958)  $ (922,847)
      Adjustments to reconcile net (loss) to net
        cash used by operating activities:
        Depreciation and amortization .................     15,190       50,236
        Provision for bad debts .......................         --       48,009
        Common stock exchanged for services ...........     40,000       20,000
        Write-down of impaired asset ..................         --       20,417
     (Increase) decrease in assets:
        Accounts receivable ...........................    (35,166)    (150,181)
        Inventory .....................................    (95,270)     (30,126)
        Prepaid expenses ..............................     (2,220)       8,022
        Notes receivable ..............................     33,000           --
        Other assets ..................................    (13,739)         963
      Increase (decrease) in liabilities:
        Accounts payable ..............................    298,659      236,677
        Accounts payable - related parties.............     30,646           --
        Accrued payroll and related taxes .............    194,436       68,996
        Accrued liabilities ...........................    (21,215)     (50,694)
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES .................   (517,637)    (700,528)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disbursements
   Acquisition of property and equipment ..............    (12,466)      (3,105)
   Equipment deposits ................................. (1,376,250)          --
--------------------------------------------------------------------------------
DISBURSEMENTS FROM INVESTING ACTIVITIES ............... (1,388,716)      (3,105)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES ................. (1,388,716)      (3,105)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
   Proceeds from note payable stockholder ..............   128,000       30,130
   Proceeds from issuance of common stock, net .........        --      675,000
   Proceeds from issuance of preferred stock, net ...... 2,500,000           --
--------------------------------------------------------------------------------
RECEIPTS FROM FINANCING ACTIVITIES ..................... 2,628,000      705,130
--------------------------------------------------------------------------------
Disbursements
   Payments on capitalized leases ......................    (1,904)          --
   Payments on notes payable to shareholders ...........  (750,000)          --
   Payments on notes due related parties ...............    (4,494)          --
--------------------------------------------------------------------------------
DISBURSEMENTS FROM FINANCING ACTIVITIES ................  (756,398)          --
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .............. 1,871,602      705,130
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............   (34,751)       1,497

CASH AND CASH EQUIVALENTS - BEGINNING ..................    49,875        4,184
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING .....................$   15,124  $     5,681
================================================================================
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
     Interest ..........................................$    --     $      --
     Income taxes ......................................$    --     $      --
   In addition to amounts reflected above, common
      stock was issued:
     In exchange for services ..........................$   40,000  $    20,000
================================================================================
See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  GENERAL BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements of American Millennium Corporation, Inc. (AMCI) have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended January 31, 2003, may not necessarily be indicative of the results that may be expected for the year ended July 31, 2003. ion of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

Basis of consolidation

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

Basic and diluted net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Available stock options at January 31, 2003, to purchase 13,400,600 shares were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive

Revenue Recognition

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

NOTE 3. RELATED PARTY TRANSACTIONS

On December 6, 2002, Jerry D. Kennett, a current 10% shareholder, advanced the Company $128,000 in the form of a one-year unsecured promissory note. The note provides for interest at the rate of 12% per annum, payable annually. The note is payable to the Missouri Cardiovascular Specialists Profit Sharing Plan FBO Jerry D. Kennett.

NOTE 4.  COMMON STOCK

On November 4, 2002, the Board of Directors authorized the issuance of 500,000 shares of restricted common stock to Milestone Management Ltd., LLC, an investor relations firm. The shares were issued in connection with a contract dated November 7, 2002, in which Milestone Management would provide services related to management consulting, strategic planning and corporate development.

NOTE 5.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has continued to incur operating losses ($961,958 for the six months ending January 31, 2003). As a result, the Company has used substantial working capital in its operations. Because of these factors, there is substantial doubt as to the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6. SUBSEQUENT EVENTS

President and Chief Executive Officer Garrett L. Thomas resigned his positions of officer and director of American Millennium Corporation, Inc. ("the Company") effective February 19, 2003. The Board of Directors and Mr. Thomas mutually agreed that based on the Company's desired business direction, a change in the position of president and Chief Executive Officer would be in the best interest of both the Company and Mr. Thomas.

As part of the settlement agreement reached with Mr. Thomas, the Company assigned to Mr. Thomas the Purchase Agreement between the Company and Interlink Logistics, Inc. dated June 28, 2002. Also, as part the settlement agreement, the Company assigned to Mr. Thomas open accounts receivable due from Interlink Logistics, Inc. in the amount of $105,064 in exchange for all accrued and unpaid compensation, all unpaid reimbursable expenses due Mr. Thomas and the forfeiture of all his stock compensation plans.

The Board of Directors decided to assign the Interlink contract to Mr. Thomas as part of the settlement agreement because the Interlink contract was outside the scope of our current business plan and the Board felt that Mr. Thomas would be best able to support the contract on an individual basis. We will continue to provide monthly engineering support for Interlink until an alternative solution can be found.

On February 21, 2003, the Board of Directors approved and tendered an offer to James Hamilton for the position of President and Chief Executive Officer of the Company. On February 22, 2003 Mr. Hamilton accepted the offer.

On February 24, 2003, the Board of Directors granted to James E. Hamilton, the Company's President and Chief Executive Officer the option to purchase 1,500,000 shares of the Company's restricted common stock for $.10 per share. The options will vest in three equal increments as the Company's revenues reach $2,500,000, $5,000,000 and $7,500,000. The options provide for a term of three years.

On February 24, 2003, the Board of Directors granted to Ronald J. Corsentino, the Company's Chief Financial Officer and Controller the option to purchase 1,000,000 shares of the Company's restricted common stock for $.10 per share. The options will vest in three equal increments as the Company's revenues reach $2,500,000, $5,000,000 and $7,500,000. The options provide for a term of three years.

On February 28, 2003, the Board of Directors issued 40,000 shares of Series A Non-Voting Cumulative Preferred Stock to LISSEN, LLC, one of our current shareholders. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends on each share of Series A Preferred Stock at an annual rate of 12% of the original issued price per share, payable quarterly. Each share of Series A Preferred stock is convertible into a number of shares of common stock equal to the original issue price, divided by $.25. The Company received net proceeds of $100,000 from the sale of the preferred stock.

On March 10, 2003, the Company received a commitment from LISSEN, LLC to purchase an additional 200,000 shares of Series A Non-Voting Cumulative Preferred Stock. The Company will receive the net proceeds of $500,000 on or before March 20, 2003. LISSEN, LLC has also agreed to guarantee a letter of credit for the Comapny in an amount not to exceed $500,000.

Item 2. Management's Discussion and Analysis or Plan of Operations

SAFE HARBOR STATEMENT

Certain statements in this section and elsewhere in this quarterly report on Form 10-QSB are forward-looking in nature and relate to our plans, objecties, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "projects," "forecasts," "believes," and "estiamtes," and variations of such words and similar expressions, identify such forward-looking statements. Such statements are made, pursuant to the safe harbor provisions of the private securities litigation reform act of 1995 and speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution. Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitatioin, those set forth under "business -- additional factors that may affect our business and future results" in our most recent annual report on Form 10-KSB and under "risk factors." We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

OVERVIEW

We are an information management company specializing in the provision of services for monitoring high value assets located in remote areas using proprietary hardware and data management software and wireless communications. Through the use of our satellite-based hardware and software, we are able to provide these data communication services to areas in the United States and abroad that do not have telephone or cellular access.

We currently provide information management services for the oil and gas industry in North America. Our Sentry product line includes proprietary hardware and sensors that are placed at a gas compressor site. SatAlarm, our back-end server software, allows the end user to gather data and communicate directly with the Sentry hardware via a secure website. The essential function of this product line is to provide an alert when a gas compressor stops operating allowing our customers field maintenance personnel the opportunity to quickly go to the inoperative unit to try to resolve any problems with it.

We intend to provide similar products and services for the car telematics, fleet management/tracking, asset tracking, and fixed asset monitoring markets in South America.

RESULTS OF OPERATIONS

Revenue consists of hardware and airtime sales and custom development of products for our customers. During the six months ended January 31, 2003, revenues increased approximately 12% to $424,741 compared to the same period in 2002. This increase in year over year revenue was due to the fact that we released our new Sentry hardware product, which is Class I, Division 2 certified, on October 14, 2002. We had several orders pending that certification which lead to larger sales for this period.

Our cost of revenues decreased from $333,670 in 2002 to $282,196 in 2003, a decrease of $51,474 or 15%. Gross profit for the six months ended January 31, 2003, was $142,545 (34% of sales) compared to $46,728 (12%) for the six months ended January 31, 2002. This decrease in cost of revenues and increase in gross profits primarily reflects less costs for testing and start up production costs as we are realizing the benefits of streamlining our production and manufacturing process. We expect our margins to increase as we gain economies of scale by producing and selling more hardware and by growing our customer base of residual airtime.

Payroll, payroll taxes, and related benefits increased by $11,713 in the six months ended January 31, 2003, as compared to January 31, 2002. We have maintained our current number of employees over the past year in an effort to contain costs associated with payroll and related expenses. The total number of employees as of January 31, 2003, is 12.

Consulting fees increased from $156,025 to $249,238 for the six months ended January 31, 2002 and 2003, respectively. This is an increase of $93,213 or 60%. The increase is due to the fact that we have engaged several consultants to assist us in engineering consulting work, sales and marketing, capital formation and developing the South American operations.

Professional fees increase from $22,766 to $119,684 for the six months ended January 31, 2002 and 3002, respectively. This is an increase of $74,152 or 326%. This increase is due to the fact that we had a large increase in legal and accounting fees relating to SEC compliance work with regards to the Annual Report on Form 10-KSB and the Proxy Statement on Schedule 14A.

Selling, general and administrative expenses principally consist of compensation and related costs for personnel, fees for legal and other professional services and depreciation of equipment and software used for general corporate purposes. There was a $140,307 or 16% increase in total selling, general and administrative expenses compared to the six month period a year ago. Selling, general and administrative expenses for the six months ended January 31, 2003 and 2002, were $1,030,812 and $890,505, respectively. The increase is primarily due to increased consulting and increased professional fees.

Other Income and Expenses. Other income (expenses) consisted of income from cash equivalents and short term investments, less interest expense related to financing obligations. Other income (expenses) for the six months ended January 31, 2003 and 2002, was ($73,691) and ($79,070), respectively. The increase in interest expense is associated with a $750,000 short-term note that was advanced to us on June 24, 2002. This note was paid in full on October 11, 2002. The proceeds used to pay this note were from the sale of preferred stock detailed above in Note 4 of the consolidated financial statements.

Net Loss. We had a net loss of $961,958 (or $0.02 per share) on revenues of $424,741 for the six months ended January 31, 2003, compared to a net loss of $922,847 (or $0.0 per share) on revenues of $380,398 for the period ended January 31, 2002. The increase in net loss was primarily attributable to increased consulting and professional fees, and an increase in interest expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our current revenue consists of Sentry hardware sales and monthly airtime fees for satellite airtime and the use of our SatAlarm software system. Our goal is to acquire customers through hardware sales rendering residual income through monthly airtime fees. Our current business plan provides for 500 hardware unit sales per month until we reach a customer base of 6,000 units. At that level our current business plan projects that we will be able to meet our monthly overhead through current operating income. For the six months ended January 31, 2003, we averaged sales of 50 hardware units per month and as of March 15, 2003, we had a 620-unit customer base providing residual airtime revenues. For the six months ended January 31, 2003, 47% or our revenues were derived from hardware sales, 17% of our revenues were derived from recurring monthly charges for airtime and use of our SatAlarm software system and the remainder of our revenues consisted of engineering fees and software support fees relating to the Interlink agreement.

As of March 15, 2003, based on current operations, we do not have sufficient cash and liquid assets to satisfy our cash requirements on a monthly basis. While we generate income from hardware sales and monthly airtime fees, these proceeds are currently not sufficient to meet our current monthly overhead. We will require approximately $1.5 million to cover our anticipated overhead and operational needs for the fiscal year ending July 31, 2003. Revenues from existing operations for the fiscal year ending July 31, 2003, are expected to offset operation overhead by only approximately $1 million. While we have projected revenues from our existing operations of approximately $1 million for the fiscal year ending July 31, 2003, there is no guarantee these projections will be achieved or that any revenue will be generated from these operations.

We will try to obtain additional financing through the sale of equity and/or debt securities. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in us. In the event we are not successful in raising sufficient additional financing, it is anticipated that we will not be able to proceed with the business plan for the further development and marketing of the Sentry and SatAlarm systems nor will we be able to implement our South American operations. In addition, we may have to limit our operations to an extent not presently determinable by management, but which may include the sale of any assets owned or our ceasing to conduct business. The availability of other sources of cash may, or may not, materialize and thus, presents a significant risk that we will exhaust our financial resources in the short term, with no ability to pay for ongoing operational expenses, before our revenues can be developed to adequately cover our expenses. Because of these factors, there is substantial doubt as to our ability to continue as a going concern.


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

As discussed in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2002, we are a party to certain pending legal proceedings. There were no material developments in any such proceedings during the quarter ended January 31, 2003.

Item 2.  Changes in Securities and Use of Proceeds

On November 4, 2002, the Board of Directors authorized the issuance of 500,000 shares of restricted common stock to Milestone Management Ltd., LLC, an investor relations firm. The shares were issued in connection with a contract dated November 7, 2002 in which Milestone Management would provide services related to management consulting, strategic planning and corporate development.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibits 3(i), (ii), (iii) and (iv) to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed November 29, 2001)

3.2 Bylaws (incorporated by reference to Exhibit 3(v) to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed November 29, 2001)

4.1 Statement of Determiniation for Series A Non-Voting Cumulative Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K filed October 25, 2002)

4.2 Employee Stock Option Agreement dated February 23, 2003, between the Company and James E. Hamilton

4.3 Employee Stock Option Agreement dated February 23, 2003, between the Company and Ronald J. Corsentino

10.1 Agreement and Plan of Merger dated May 27, 1998, (incorporated by reference to the Company's Current Report on Form 8-K filed June 11, 1998, File No. 000-10841-D)

10.2 Management Consulting Agreement dated November 2, 2002, with Milestone Management Ltd., LLC

10.3 Promissory Note dated January 5, 2003 between American Millennium Corporation, Inc. and the Missouri Cardiovascular Specialists Profit Sharing Plan FBO Jerry D. Kennett

10.4 Resignation and Settlement Agreement, General Release and Covenant Not to Sue dated February 19, 2003 between the Company and Garrett L. Thomas (incorporated by reference to the Company's Current report on Form 8-K filed February 23, 2003)

99.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C.
      Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2  Certification of the Chief Financial Officer pursuant to 18 U.S.C.
      Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K:

  1) On February 24, 2003, a report on form 8-K was filed with the Securities and Exchange Commission announcing that Garrett L. Thomas, the Company's Chief Executive Officer and President resigned on February 19, 2003, and James E. Hamilton was named the new Chief Executive Officer and President effective February 22, 2003.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN MILLENNIUM CORPORATION, INC.

Dated: March 24, 2003                       By: /s/ James E. Hamilton
                                                ----------------------
                                                James E. Hamilton
                                                President and
                                                Chief Executive Officer

Dated: March 24, 2003                       By: /s/ Ronald J. Corsentino
                                                ------------------------
                                                Ronald J. Corsentino
                                                Treasurer, Secretary and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


Dated: March 24, 2003                       By: /s/ Bruce R. Bacon
                                                ------------------
                                                Bruce R. Bacon
                                                Director
                                                Vice President of Engineering
                                                and Chief Technology Officer

Dated: March 24, 2003                       By: /s/ Stephen F. Watwood
                                                -----------------------
                                                Stephen F. Watwood,
                                                Director
                                                Vice President of Business
                                                Development

Dated: March 24, 2003                       By: /s/ Shirley M. Harmon
                                                ----------------------
                                                Shirley M. Harmon
                                                Director

Dated: March 24, 2003                       By: /s/ Andrew F. Cauthen
                                                ---------------------
                                                Andrew F. Cauthen
                                                Director

                                 CERTIFICATIONS

I, James E. Hamilton, Chief Executive Officer, certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 24, 2003                              /s/ James E. Hamilton
                                                     ---------------------
                                                     James E. Hamilton
                                                     President and
                                                     Chief Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 24, 2003                      /s/ Ronald J. Corsentino
                                                ---------------------
                                                Ronald J. Corsentino
                                                Treasurer, Secretary and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)