Form 10QSB
period 2003-04-30
AMERICAN MILLENNIUM CORP INC
filed 2003-06-23
CIK 350193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,031,977 at June 23, 2003.

Transitional Small Business disclosure Format (check one): Yes [ ]  No [X]

AMERICAN MILLENNIUM CORPORATION, INC.
FORM 10-QSB

INDEX

                                                                            PAGE

PART I-FINANCIAL INFORMATION
Item 1-Financial Statements (Unaudited)
         Consolidated Balance Sheet - April 30, 2003 (Unaudited)             2
         Consolidated Statements of Operations - Three months ended
           April 30, 2003 and 2002 (Unaudited)                               3
         Consolidated Statements of Operations - Nine months ended           4
           April 30, 2003 and 2002 (Unaudited)
         Consolidated Statement of Stockholders' Equity - April 30,          5
           2003 (Unaudited)
         Consolidated Statements of Cash Flows - Nine months ended
           April, 2003 and 2002 (Unaudited)                                  6
         Notes to Consolidated Financial Statements (Unaudited)              7
Item 2-Management's Discussion and Analysis or Plan of Operation             9
Item 3-Controls and Procedures                                              11

PART II-OTHER INFORMATION
Item 1 -Legal Proceedings                                                   12
Item 2 -Changes in Securities                                               12
Item 3 -Defaults Upon Senior Securities                                     12
Item 4 -Submission of matters to a Vote of Securities Holders               12
Item 5 -Other Information                                                   12
Item 6 -Exhibits and reports on Form 8-K                                    13

-----------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1-Consolidated Financial Statements (Unaudited)

The consolidated financial statements in response to this item are as follows:

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

---------------------------------------------------------------------------------------------------------
April 30, 2003
---------------------------------------------------------------------------------------------------------

   ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                                               $ 205,215
       Restricted cash                                                                           100,468
       Accounts receivable, less allowance for doubtful accounts of $41,000                      622,855
       Inventories                                                                               138,906
       Employee advances                                                                          97,775
       Prepaid expenses                                                                           36,141
       Equipment deposits                                                                        126,250
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                           1,327,610
---------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                                                      238,978
---------------------------------------------------------------------------------------------------------

OTHER ASSETS
       Securities in closely-held corporation                                                      3,040
       Security deposits and other assets                                                         10,974
       Equipment deposits                                                                      1,500,000
       Intangible assets                                                                         306,000
       Goodwill                                                                                  925,000
---------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                             2,745,014
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                 $ 4,311,602
=========================================================================================================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Bank overdraft                                                                           $ 43,687
       Accounts payable - trade                                                                1,432,451
       Accounts payable - related parties                                                        126,514
       Accrued expenses                                                                          222,873
       Accrued warranty liability                                                                 15,000
       Notes payable to related parties                                                          309,674
       Bank credit facility                                                                      807,755
       Current portion of notes payable and capital lease obligations                            437,974
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                      3,395,928
---------------------------------------------------------------------------------------------------------

LONG TERM LIABILITIES
       Notes payable, net of current portion                                                      33,243
       Capital lease obligations, net of current portion                                           3,519
---------------------------------------------------------------------------------------------------------
TOTAL LONG TERM LIABILITIES                                                                       36,762
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                              3,432,690
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
       Preferred stock, $.001 par value, 10,000,000 shares authorized; 1,240,000 shares issued and outstanding (liquidation preference of
             $2.50 per share plus cumulative unpaid dividends, $3,131,000)                         1,240
       Common stock, $.001 par value, 60,000,000 shares authorized;
             48,031,977 shares issued and outstanding                                             48,032
       Additional paid-in capital                                                             21,760,415
       Accumulated deficit                                                                   (20,543,925)
       Stock subscription receivable                                                            (115,000)
       Advances from officers                                                                   (271,850)
---------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                       878,912
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 4,311,602
=========================================================================================================

See accompanying notes.


AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended April 30,                                                              2003            2002
-------------------------------------------------------------------------------------------------------------------------

REVENUES                                                                                        $ 235,957       $ 81,874
COST OF REVENUES                                                                                  165,625         78,338
-------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                                       70,332          3,536
-------------------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      Compensation to officers                                                                     98,910        112,200
      Consulting - others                                                                          26,606         40,053
      Professional                                                                                 68,238         14,909
      Employee salaries                                                                            82,385         74,145
      Employee benefits and payroll taxes                                                          28,098         23,955
      Travel                                                                                       15,089         13,158
      Telephone and utilities                                                                       4,885         10,545
      Depreciation and amortization                                                                 7,088          7,595
      Equipment and property rental                                                                18,431         20,771
      Bad debts                                                                                        63              -
      Computer and internet                                                                        18,371         22,732
      Other                                                                                        14,650         97,995
-------------------------------------------------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                382,814        438,058
-------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                                             (312,482)      (434,522)
-------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
      Interest expense                                                                             (4,957)       (14,590)
      Other                                                                                      (102,715)        17,061
-------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)                                                                    (107,672)         2,471
-------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                         (420,154)      (432,051)
      Preferred stock dividends paid                                                              (50,000)             -
      Deemed preferred stock dividends                                                            (31,000)             -

-------------------------------------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                                     $ (501,154)    $ (432,051)
=========================================================================================================================

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS                            $ (0.01)       $ (0.01)
=========================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
      (BASIC AND DILUTED)                                                                      45,590,802     30,516,989
=========================================================================================================================

See accompanying notes.


AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
For the Nine Months Ended April 30,                                                               2003           2002
--------------------------------------------------------------------------------------------------------------------------

REVENUES                                                                                        $ 660,758       $ 462,290
COST OF REVENUES                                                                                  447,155         412,026
--------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                                      213,603          50,264
--------------------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      Compensation to officers                                                                    376,410         371,825
      Consulting - others                                                                         283,843         196,078
      Professional                                                                                187,922          37,676
      Employee salaries                                                                           234,931         204,146
      Employee benefits and payroll taxes                                                          77,547          84,451
      Travel                                                                                       39,724          50,082
      Telephone and utilities                                                                      24,047          25,857
      Depreciation and amortization                                                                22,279          57,831
      Equipment and property rental                                                                56,325          61,375
      Bad debts                                                                                     8,209          43,348
      Computer and internet                                                                        62,178          54,961
      Other                                                                                        48,723         136,234
--------------------------------------------------------------------------------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                              1,422,138       1,323,864
--------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                                           (1,208,535)     (1,273,600)
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
      Interest expense                                                                            (77,693)        (73,433)
      Impairment of asset                                                                               -         (20,417)
      Other                                                                                      (102,389)         12,592
--------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)                                                                    (180,082)        (81,258)
--------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                       (1,388,617)     (1,354,858)
      Preferred stock dividends paid                                                             (141,978)              -
      Deemed preferred stock dividends                                                            (31,000)              -

--------------------------------------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                                    $(1,561,595)    $(1,354,858)
==========================================================================================================================

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS                            $ (0.03)        $ (0.04)
==========================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
      (BASIC AND DILUTED)                                                                      45,208,717      30,516,989
==========================================================================================================================

See accompanying notes.


AMERICAN MILLENNIUM CORPORATION, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Nine Months Ended April 30, 2003
                                                         Additional                            Advances       Total
                        Common stock    Preferred stock    paid-in   Accumulated  Subscription   from     stockholders'
                    ------------------------------------
                       Shares   Amount   Shares   Amount   capital     deficit     receivable  officers  (deficit)equity
------------------------------------------------------------------------------------------------------------------------
 Balances - August
  1, 2002           44,781,977 $44,782 1,000,000 $1,000 $20,714,110 $(19,155,308) $(2,615,000)       $-     $(1,010,416)

Issuance of Series A
 preferred stock and
 reduction in
 subscription
 receivable in
 exchange for cash
 and in satisfaction
 of $750,000
 notes payable               -       -   240,000    240     599,760            -    2,500,000         -       3,100,000

Common stock issued
 for the
 acquisition
   of Lightfoot
    Precision
    Control, Inc.    2,750,000   2,750         -      -     354,750            -            -         -         357,500

Advances from
 officers, acquired
 in
   connection with
    business
    acquisition              -       -         -      -           -            -            -  (271,850)       (271,850)

Common stock
 exchanged for
 services              500,000     500         -      -      39,500            -            -         -          40,000

Forgiveness of
 accrued
 compensation
   by officers               -       -         -      -     194,273            -            -         -         194,273

Preferred stock
 dividends paid              -       -         -      -    (141,978)           -            -         -        (141,978)

Net loss                     -       -         -      -           -   (1,388,617)           -         -      (1,388,617)
------------------------------------------------------------------------------------------------------------------------

 Balances - April
  30, 2003          48,031,977 $48,032 1,240,000 $1,240 $21,760,415 $(20,543,925)   $(115,000)$(271,850)       $878,912
========================================================================================================================

See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------------------------------
 For the Nine Months Ended April 30,                                              2003        2002
-------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                               $(1,388,617)$(1,354,858)
        Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and Amortization                                            22,279      57,831
           Provision for bad debts                                                   8,209      43,348
           Common stock exchanged for services                                      40,000      24,260
            Write down of impaired asset                                                 -      20,417
        (Increase) decrease in assets, net of business acquisition:
           Accounts receivable                                                     (48,625)    (60,665)
           Inventory                                                                 4,499       5,514
           Prepaid expenses                                                        (15,766)      7,417
           Other assets                                                            (10,175)     13,791
        Increase (decrease) in liabilities, net of business acquisition:
           Accounts payable                                                        317,080     245,175
           Accounts payable - related parties                                       54,863           -
           Accrued expenses and other liabilities                                  122,509     206,038
-------------------------------------------------------------------------------------------------------
 NET CASH USED IN OPERATING ACTIVITIES                                           (893,744)   (791,732)
-------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts
     Cash acquired in business acquisition                                           2,726           -
     Notes receivable                                                              100,000           -
-------------------------------------------------------------------------------------------------------
 RECEIPTS FROM INVESTING ACTIVITIES                                                102,726           -
-------------------------------------------------------------------------------------------------------
 Disbursements
     Acquisition of property and equipment                                          (3,706)          -
     Equipment deposits                                                         (1,376,250)

                                                                                (1,379,956)          -


------------------------------------------------------------------------------------------------------
 DISBURSEMENTS FROM INVESTING ACTIVITIES                                        (1,379,956)     (3,105)
-------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (1,277,230)     (3,105)
-------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts
     Proceeds from note payable related parties, net                               128,000      30,130
     Proceeds from issuance of preferred stock                                   2,350,000   1,535,000
-------------------------------------------------------------------------------------------------------
 RECEIPTS FROM FINANCING ACTIVITIES                                              2,478,000  1,565,130
-------------------------------------------------------------------------------------------------------
 Disbursements
     Payments on capitalized leases                                                 (2,898)
     Payments on notes payable to stockholders                                      (6,810)          -
     Payments on notes payable related parties                                           -      (5,000)
     Preferred stock dividends paid                                               (141,978)
-------------------------------------------------------------------------------------------------------
 DISBURSEMENTS FROM FINANCING ACTIVITIES                                          (151,686)     (5,000)
-------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                       2,326,314   1,560,130
-------------------------------------------------------------------------------------------------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                         155,340     765,293
 CASH AND CASH EQUIVALENTS - BEGINNING                                              49,875       4,184

-------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS - ENDING                                              $ 205,215   $ 769,477
=======================================================================================================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest                                                                  $ 77,693         $ -
 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Common stock issued for:
        Notes payable to related parties                                                      $ 30,130
        Convertible debt                                                                     $ 875,000
        Notes payable to shareholders                                                        $ 170,595
     Forgiveness of accrued compensation by officers                             $ 194,273
     Related party payable exchanged for subscription receivable                 $ 750,000
     Purchase of Lightfoot Precision Control, Inc. (Note 2):
        Fair value of tangible assets acquired:
           Restricted cash                                                      $ (100,468)
           Accounts receivable                                                    (467,667)
           Advances from officers                                                 (271,850)
           Employee advances                                                       (88,645)
           Property and equipment                                                 (171,336)
           Prepaid expenses and other                                              (61,695)
           Intangible assets (Note 2)                                             (306,000)
           Goodwill (Note 2)                                                      (925,000)
        Liabilities assumed:
           Bank overdraft                                                           43,687
           Accounts payable and accrued expenses                                   716,251
           Bank credit facility                                                    807,755
           Notes payable, other                                                    470,194
        Fair value of common stock exchanged                                       357,500
                                                                              -------------
           Cash acquired:                                                          $ 2,726
                                                                              =============

See accompanying notes.

AMERICAN MILLENNIUM CORPORATION, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements of American Millennium Corporation, Inc. (AMCI) have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B, and should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company's Form 10-KSB Annual Report filed with the Securities and Exchanged Commission on November 14, 2002. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended April 30, 2003, may not necessarily be indicative of the results that may be expected for the year ending July 31, 2003.

Basis of consolidation and segments

The accompanying consolidated financial statements include the accounts of American Millennium Corporation, Inc. and its wholly-owned subsidiaries, AMCI International, Inc. and, effective April 21, 2003, Lightfoot Precision Control, Inc. ("Precision", Note 2). The Company and Precision designated April 30, 2003 as the effective date for consolidating Precision, therefore the Company's results of operations through April 30, 2003 do not include results of Precision. All significant intercompany accounts and transactions have been eliminated in consolidation.

As a result of the Precision acquisition, the Company now operates in two segments, which include the satellite communications segment and the electrical controls and automation segment (Precision). At April 30, 2003 total assets of the satellite communications segment are $2,188,065 and total assets of Precision are $2,123,537.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and diluted net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Available stock options and warrants at April 30, 2003, to purchase 19,454,716 shares were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Revenue recognition

AMCI develops and sells satellite communication systems. Revenue from sales of satellite communication systems is recorded at the time the goods are shipped or access is granted to the service. The Company provides satellite airtime to its customers on a month-to-month basis, which is recognized as revenue at the time the service is provided.

Precision develops and markets electrical controls and automation equipment to the oil and gas industry, primarily in Texas, Wyoming and Colorado. Revenue from sales of equipment is recorded at the time the goods are shipped. Precision also provides consulting and repair services to the automation market within the oil and gas industry. Revenue from these services is recognized at the time the service is performed.

Product warranty costs

The Company provides standard warranty coverage on its systems for up to 12 months, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to cost of sales when the revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The Company uses actual service hour and parts expense per system and applies the actual labor and overhead rates to estimate the warranty charge. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts warranty accruals accordingly. The Company charged $22,000 to increase the accrual during the nine months ended April 30, 2003, and reduced the accrual by $22,000 based on costs incurred and historical performance.


There was no change in the
Company's warranty accrual during the nine months ended April 30, 2003.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation of the current period financial statements.

Goodwill, intangible assets and amortization

Goodwill and intangible assets were recorded at April 30, 2003 in connection with the Company's April 2003 acquisition of Precision (Note 2). Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and identifiable intangible assets acquired. As discussed below, goodwill and intangible assets with indefinite lives are not amortized pursuant to recently issued accounting standards. Identifiable intangible assets with finite lives (customer lists) will be amortized on a straight-line basis over three years.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Effective July 1, 2002, SFAS No. 142 no longer allows the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives continue to be amortized over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 142 requires companies to allocate goodwill to identifiable reporting units, which are then tested for impairment using a two-step process. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the fair value of the reporting unit does not exceed the carrying amount, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. This step requires the allocation of the fair value of the reporting unit to the reporting unit's assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over its re-evaluated net assets would be the new basis for the reporting unit's goodwill, and any necessary goodwill write down to this new value would be recognized as an impairment expense. A goodwill impairment test will be performed annually in the fourth fiscal quarter or upon significant changes in the Company's business environment.

Recently issued accounting standards

In May 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes a new standard on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25. Therefore, this pronouncement is not expected to impact the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this Interpretation are effective for all guarantees issued or modified after December 31, 2002. The Company has not guaranteed indebtedness of others.

NOTE 2.  BUSINESS ACQUISITION

On April 21, 2003, the Company acquired 100% of the outstanding common stock of Precision, a Texas S Corporation. Precision develops and markets electrical controls and automation equipment for a number of energy and other companies. The products and services of Precision include panel design and construction, SCADA (Supervisory Control and Data Acquisition) systems design and integration, HMI (Human Machine Interface) and PLC (Programmable Logic Controller) programming, radio and cellular communications and complete electrical services. Precision's applications focus on remote data acquisition. The Company expects that Precision's current services and products will be an integral part of the Company's oil and gas solutions offerings.

The acquisition of Precision is expected to enhance the Company's share of key markets and provide the Company additional competitive momentum in its target markets, specifically the oil and gas industry. In addition, the acquisition is expected to enhance the distribution channel adding new reference accounts for both customer relationships and technology partners. These incremental intangible benefits attributed to excess purchase consideration resulting in goodwill.

The aggregate purchase price for Precision was $357,500, which consisted of the issuance of 2.75 million shares of the Company's common stock. The value of the common shares issued was determined based on the market price of the Company's common shares of $0.13 a few days before and after April 9, 2003, the date the acquisition was announced. In addition, if Precision's post-acquisition gross sales exceed $4 million after the closing date through July 31, 2004, then the Company is to issue a three-year warrant to purchase up to 1 million shares of the Company's common stock, exercisable as follows: $0.25 per share if exercised during the first warrant year; $0.50 per share if exercised during the second warrant year; and $0.75 per share if exercised during the third warrant year. The acquisition was accounted for using the purchase method of accounting. The purchase method of accounting conforms to the accounting policies followed by the consolidated entities.

The
preliminary allocation of the purchase price has been made to the major categories of assets and liabilities in the accompanying consolidated financial statements, of which $306,000 was allocated to a customer list, which represents management's best estimate of the fair value of the customer list as of the date of the acquisition. The customer list was assigned a useful life of three years and will be amortized to general and administrative expenses. In addition, $925,000 was allocated to goodwill. In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis.

The final allocation of the purchase price may differ from the amounts included in the accompanying consolidated financial statements.

The following table reflects unaudited pro forma results of operations of the Company assuming that the Precision acquisition had occurred on August 1, 2002 and 2001, respectively:

                                                                      Nine Months Ended April 30,
                                                                      2003                     2002
                                                                      ----                     ----
Revenues                                                          $ 2,511,000             $ 2,715,000
Net loss                                                          $(1,820,000)            $(1,695,000)
Net loss applicable to common stockholders                        $(1,993,000)            $(1,695,000)
Net loss per share applicable to
 common stockholders, basic and fully diluted
Shares used in per share calculation                                    (0.04)                  (0.05)
                                                                   47,857,987              33,340,831

Terms of the purchase agreement also provide that a prior shareholder/current officer of Precision contribute to Precision, approximately 4.5 acres of land and a 10,000 square foot building occupied by Precision, subject to related indebtedness. As of April 30, 2003, the land and building has not yet been contributed to Precision, pending finalization of matters necessary to complete the transaction.

NOTE 3. RELATED PARTY TRANSACTIONS

President and Chief Executive Officer Garrett L. Thomas resigned his positions of officer and director of the Company effective February 19, 2003. The Board of Directors and Mr. Thomas mutually agreed that based on the Company's desired business direction, a change in the position of president and Chief Executive Officer would be in the best interest of both the Company and Mr. Thomas.

As part of the settlement agreement reached with Mr. Thomas, the Company assigned to Mr. Thomas the Purchase Agreement between the Company and Interlink Logistics, Inc. dated June 28, 2002. Also, as part the settlement agreement, the Company assigned to Mr. Thomas open accounts receivable due from Interlink Logistics, Inc. in the amount of $105,064 in exchange for $ 129,439 of accrued and unpaid compensation, all unpaid reimbursable expenses due Mr. Thomas and the forfeiture of all his stock compensation plans. This transaction has been accounted for as a capital transaction, which has resulted in an increase of $24,375 in additional paid in capital.

The Board of Directors assigned the Interlink contract to Mr. Thomas as part of the settlement agreement because the Interlink contract was outside the scope of the Company's current business plan and the Board believes that Mr. Thomas would be best able to support the contract on an individual basis. The Company intends to provide monthly engineering support for Interlink until an alternative solution can be found.

On February 21, 2003, the Board of Directors approved and tendered an offer to James Hamilton for the position of President and Chief Executive Officer of the Company. On February 22, 2003 Mr. Hamilton accepted the offer.

Related party note payable

In December 2002, a shareholder advanced the Company $128,000 in the form of a one-year unsecured promissory note, which bears interest at 12% per year.

On June 6, 2003, Jerry D. Kennett, MD, a current shareholder, advanced the Company $75,000 in the form of a six month promissory note with a stated interest rate of 8% per year.

Other capital transaction

On April 30, 2003, the Company entered into agreements with certain officers and directors whereas those officers and directors agreed to forfeit $169,898 of unpaid past compensation that had been accrued by the Company. This transaction has been accounted for as a capital transaction, which has resulted in an increase in additional paid in capital.

Precision advances receivable

At April 30, 2003, Precision has unsecured, non-interest bearing advances receivable from officers and employees of Precision, which total approximately $360,000. Advances due from officers are approximately $272,000, and advances due from employees are approximately $88,000. All advances are due on demand. The advances due from officers of $272,000 have been presented as a component of stockholders' equity at April 30, 2003.

Other

In February of 2003, LISEN, LLC, a stockholder of the Company, agreed to guarantee a letter of credit for the Company in an amount not to exceed $500,000.


NOTE 4.  SUBSIDIARY CREDIT FACILITY AND SUBSIDIARY NOTES PAYABLE

Precision has a credit facility with a bank, in which Precision may assign and sell to the bank, up to $810,000 of accounts receivable, subject to service fees and cash reserve requirements. Receivables that remain unpaid after 90 days are to be repurchased by the Company. At April 30, 2003, Precision owes approximately $808,000 under this credit agreement, which primarily represents advances made to the Company based on receivables retained by Precision. The balance is due on demand and is collateralized by receivables and other financial instruments, contract rights and general intangibles. The credit agreement is also guaranteed by an officer of Precision.

At April 30, 2003, Precision has a $345,000 variable rate loan with a bank (6.75% at April 30, 2003), which is collateralized by the majority of Precision's assets, and which matured in May 2003. Precision also has an $8,000, 10.5% loan with the same bank, which is due in March 2004, and which is collateralized by vehicles and equipment.

In addition, Precision has approximately $117,000 of notes payable which are collateralized by vehicles. These notes bear interest at rates ranging from 8.25% to 14.9% and mature at various dates through April 2008.

NOTE 5.  CONTINGENCIES

On April 17, 2003 the United States District Court, Southern District of Florida issued a Final Order of Dismissal without Prejudice for Lack of Prosecution in the case of Potter Financial, Inc. vs. American Millennium Corporation, Inc. As a result, management believes there will be no impact to the Company's financial position, results of operations or cash flows.

On April 15, 2003 the Company entered in a Settlement Agreement with Robert Buntin. Pursuant to the agreement, the Company will pay Robert Buntin $65,000 in settlement of all claims brought against the Company in the action titled Robert Buntin vs. American Millennium Corporation, Inc. On April 23 2003, the United States District Court, District of Nevada issued a dismissal of said case. The Company has accrued the $65,000 settlement amount at April 30, 2003.

NOTE 6.  STOCKHOLDERS' EQUITY

Preferred stock

In October 2002, the Company received cash of $1,750,000 and exchanged a $750,000 payable in satisfaction of the subscription receivable related to the 1,000,000 shares of Series A Non-Voting Cumulative Preferred Stock to LISEN, LLC, a shareholder of the Company. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends on each share of Series A Preferred Stock at an annual rate of 12% of the original issued price per share, payable quarterly. Each share of Series A Preferred stock is convertible into a number of shares of common stock equal to the original issue price, divided by the greater of (i) 30% less than the mean between the closing sales or bid price, as the case may be, of the Common Stock, as report by the National Quotation Bureau, Inc. or the OTC Bulletin Board for the 20 consecutive trading days immediately prior to the date of conversion, or (ii) $0.50 per share. The Company received net proceeds of $2,500,000 from the sale of the preferred stock.

During the quarter ended April 30, 2003, the Company issued an additional 240,000 shares of Series A Preferred Stock to LISEN, LLC. These shares of Series A Preferred stock are convertible into a number of shares of common stock equal to the original issue price divided by $0.25. The Company received net proceeds of $600,000 from the sale of the preferred stock.

Through April 30, 2003, the Company has paid dividends on the shares of preferred stock of $141,978. Cumulative unpaid dividends at April 30, 2003 are $31,000.

Common stock

In November 2002, the Company issued 500,000 shares of restricted common stock to an investor relations firm. The shares were valued at $40,000 ($0.08 per share, which was the market price of the Company's common stock at the date of issuance), and were issued for services related to management consulting, strategic planning and corporate development.

Stock options

On February 24, 2003, the Board of Directors granted to James E. Hamilton, the Company's President and Chief Executive Officer an option to purchase 1,500,000 shares of the Company's restricted common stock for $.10 per share (the market value of the Company's stock at the date of grant). The options will vest in three equal increments as the Company's revenues reach $2,500,000, $5,000,000 and $7,500,000. The options provide for a term of three years.

On February 24, 2003, the Board of Directors granted to Ronald J. Corsentino, the Company's Chief Financial Officer and Controller an option to purchase 1,000,000 shares of the Company's restricted common stock for $.10 per share (the market value of the Company's stock at the date of grant). The options will vest in three equal increments as the Company's revenues reach $2,500,000, $5,000,000 and $7,500,000. The options provide for a term of three years.

The pro forma impact on the Company's results of operations, had the Company applied SFAS, No. 123 is considered not material.

NOTE 7.  OPERATING AND ECONOMIC CONDITIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, conditions have limited the ability of the Company to market its products and services at amounts sufficient to recover its operating and administrative costs. The Company has continued to incur net operating losses ($1,388,617 for the nine months ending April 30, 2003; $1,561,595 applicable to common stockholders). As a result, the Company has used substantial working capital in its operations. Because of these factors, there is substantial doubt as to the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Management believes that it can raise additional capital through further issuances of common or preferred stock, through public or private securities offerings. The Company is also in the process of securing a $500,000 line of credit with a bank. In addition, the Company believes that its recent acquisition of Precision will provide additional sources of working capital through its operations.

Item 2. Management's Discussion and Analysis or Plan of Operations

SAFE HARBOR STATEMENT

Certain statements in this section and elsewhere in this quarterly report on Form 10-QSB are forward-looking in nature and relate to our plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "projects," "forecasts," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. Such statements are made, pursuant to the safe harbor provisions of the private securities litigation reform act of 1995 and speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution. Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, those set forth under "business -- additional factors that may affect our business and future results" in our most recent annual report on Form 10-KSB and under "risk factors." We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

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

The trend in the oil and gas industry is now to optimize production from existing reservoirs and production sites. Optimizing production means the ability to analyze and control the production at the producing sites and be able to also optimize and control distribution through the pipeline systems. Optimizing requires data and information from the field and the ability to affect remote site control. There are many companies that can analyze field data and make production recommendations. Our focus is to actually go to the field to engineer, install and deliver data to the analysis companies.

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

On April 21, 2003 we acquired Lightfoot Precision Control, Inc. ("Precision") located in Andrews, TX. Precision develops and markets electrical controls and automation equipment to the oil and gas industry in Texas and Wyoming. We expect that Precision's current services and products will be an integral part of our oil and gas solutions offerings. We have designated April 30, 2003 as the effective date for consolidating Precision, therefore our results of operations through April 30, 2003 do not include results of Precision.

Our primary business focus is to provide a complete communication system to the energy sector. We are in the process of acquiring the knowledge, products and resources to offer a complete system for data gathering and information distribution. We believe that with our current Sentry product line, along with Precision's field knowledge and customer base, we will be able to achieve this goal.

The independent auditors' report on the Company's financial statements as of July 31, 2002, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 7 to the quarterly financial statements.

RESULTS OF OPERATIONS

Revenue consists of hardware and airtime sales and custom development of products for our customers. During the nine months ended April 30, 2003, revenues increased approximately 43% to $660,758 compared to the same period in 2002 (during the three-month period ended April 30, 2003, revenues increased $154,083). This increase in year over year revenue was due to the fact that we released our new Sentry hardware product, which is Class I, Division 2 certified, on October 14, 2002. We had several orders pending that certification, which lead to larger sales for this period.

Our cost of revenues increased from $412,026 in 2002 to $447,155 in 2003, an increase of $35,129 or 8.5%. Gross profit for the nine months ended April 30, 2003, was $213,603 (32% of sales) compared to $50,264 (11%) for the nine months ended April 30, 2002 (gross profit increased $66,796 for the three-month period ended April 30, 2003). This decrease in cost of revenues and increase in gross profits primarily reflects less costs for testing and start up production costs as we are realizing the benefits of streamlining our production and manufacturing process. We expect our margins to increase as we gain economies of scale by producing and selling more hardware and by growing our customer base of residual airtime.

Payroll, payroll taxes, and related benefits increased by $28,466 for the nine months ended April 30, 2003, as compared to April 30, 2002. We have maintained our current number of employees over the past year in an effort to contain costs associated with payroll and related expenses. The total number of employees as of April 30, 2003, is 12.

Consulting fees increased from $196,078 to $251,843 for the nine months ended April 30, 2002 and 2003, respectively. This is an increase of $55,765 or 28%. The increase is due to the fact that we have engaged several consultants to assist us in engineering consulting work, sales and marketing, capital formation and developing the South American operations.

Professional fees increased from $37,676 to $187,922 for the nine months ended April 30, 2002 and 2003, respectively. This is an increase of $150,246 or 398%. This increase is due to the fact that we had a large increase in legal and accounting fees relating to SEC compliance work with regards to the Annual Report on Form 10-KSB, the Proxy Statement on Schedule 14A and various costs related to litigation against the Company (Note 5).

Selling, general and administrative expenses principally consist of compensation and related costs for personnel, fees for legal and other professional services and depreciation of equipment and software used for general corporate purposes. There was a $65,039 or 5% increase in total selling, general and administrative expenses compared to the nine-month period a year ago. Selling, general and administrative expenses for the nine months ended April 30, 2003 and 2002, were $1,388,903 and $1,323,864, respectively. The increase is primarily due to increased consulting and increased professional fees.

Other Income and Expenses. Other income (expenses) consisted of income from cash equivalents and short-term investments, less interest expense related to financing obligations and other transactions. Other income (expenses) for the nine months ended April 30, 2003 and 2002, was ($181,195) and ($81,258), respectively. For the period ended April 30, 2003, the Company recognized a loss of $42,333 pursuant to the settlement agreement reached with Robert Buntin (see
Item 1), and a loss of $48,647 relating to obsolete inventory.

Net Loss. There was a $206,737 or 15% increase in net loss applicable to common stockholders compared to the nine-month period a year ago. We had a net loss applicable to common stockholders of $1,561,595 (or $0.03 per share) on revenues of $660,758 for the nine months ended April 30, 2003, compared to a net loss applicable to common stockholders of $1,354,858 (or $0.04 per share) on revenues of $462,290 for the period ended April 30, 2002. We had a net loss applicable to common stockholders of $501,154 (or $0.01 per share) on revenues of $235,957 for the three months ended April 30, 2003, compared to a net loss applicable to common stockholders of $432,051 (or $0.01 per share) on revenues of $81,874 for the period ended April 30, 2002. The increase in net loss is primarily due to the preferred stock dividends, both paid and deemed, for the period ending April 30, 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 23, 2003, based on current operations, we do not have sufficient cash and liquid assets to satisfy our cash requirements on a monthly basis. While we generate income from hardware sales and monthly airtime fees, these proceeds are currently not sufficient to meet our current monthly overhead. During the nine-month period ending April 2003 we issued 1,240,000 shares of our Series A Preferred stock and we received net cash proceeds of $2,350,000 of which $1.6 million of the proceeds is on deposit with Vistar Telecommunications relating to the South American operation. We paid preferred stock dividends of $141,000 and the remainder of the proceeds was used for normal business operations. We will require approximately $750,000 to cover our anticipated overhead and operational needs for the fiscal year ending July 31, 2003. Revenues from existing operations, including those of Precision starting May 1, 2003, for the fiscal year ending July 31, 2003, are expected to offset operation overhead by approximately $1.6 million. While we have projected revenues from our existing operations of approximately $1.6 million for the fiscal year ending July 31, 2003, there is no guarantee these projections will be achieved or that any revenue will be generated from these operations.

We believe that we can raise additional capital through further issuances of common or preferred stock, through public or private securities offerings. We are also in the process of securing a $500,000 line of credit with a bank. In addition, we believe that our recent acquisition of Precision will provide additional sources of working capital through its operations.

Our current revenue consists of Sentry hardware sales and monthly airtime fees for satellite airtime and the use of our SatAlarm software system. Our goal is to acquire customers through hardware sales rendering residual income through monthly airtime fees. Our current business plan provides for 500 hardware unit sales per month until we reach a customer base of 6,000 units. At that level our current business plan projects that we will be able to meet our monthly overhead through current operating income. For the nine months ended April 30, 2003, we averaged sales of 50 hardware units per month and as of May 30, 2003, we had a 740-unit customer base providing residual airtime revenues. For the nine months ended April 30, 2003, 52% or our revenues were derived from hardware sales, 23% of our revenues were derived from recurring monthly charges for airtime and use of our SatAlarm software system and the remainder of our revenues consisted of engineering fees and software support fees relating to the Interlink agreement.

As part of our South American operation, we have a commitment to purchase earth station equipment from Vistar Telecommunications, Inc. pursuant to an agreement dated April 22, 2002 for $1,500,000. This entire amount is on deposit with Vistar Telecommunications pending final delivery of the equipment to us. As part of the agreement, we are also committed to purchase certain inventory from Vistar for a total purchase price of $275,000. We currently have $1,626,250 on deposit with Vistar for this purchase.

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

Recently Issued Accounting Standards

In May 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes a new standard on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25. Therefore, this pronouncement is not expected to impact the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this Interpretation are effective for all guarantees issued or modified after December 31, 2002. The Company has not guaranteed indebtedness of others.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

We believe that the following are some of the more critical accounting policies that currently affect our financial condition and results of operations:

* revenue recognition;
* reserve for doubtful accounts;
* stock based compensation;
* income taxes, deferred taxes; and
* goodwill and other intangible assets

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

We recognized product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Service revenue is recognized upon completion of the service.

The Company records a provision for estimated sales returns and allowances on product and services related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Reserve for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. We also look at current trends in the credit quality of our customer bases as well as changes in the credit policies.

Stock Transactions

The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25) Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Transactions in which the Company issues stock-based compensation for goods or services received from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company often utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation to non-employees. These pricing models utilize the market price of the Company's common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Accounting for Goodwill and other Intangible Assets

In connection with the acquisition of Precision, we now have goodwill and other intangibles related to the acquisition as of April 30, 2003. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established account guidelines for impairment also requires significant use of judgment and assumptions. Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require future adjustments to asset valuations.

Since the adoption of SFAS 142, goodwill is not amortized, but instead is tested annually for impairment. If the carrying value of goodwill exceeds its fair value, an impairment loss must be recognized. A present value technique is often the best available technique with which to estimate the fair value of a group of assets. The use of a present value technique requires the use of estimates of future cash flows. These cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value as well as our own assumptions. These cash flow estimates are based on reasonable and supportable assumptions and consider all available evidence. However, there is inherent uncertainty in estimates of future cash flow. As such, different assumptions were used in our calculations and the likelihood of possible outcomes was considered.

We evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows.

Income Taxes, Deferred Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements, and a deferred income tax liability or asset is recognized for temporary differences between our financial statements and tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

A valuation allowance has been provided to reduce the deferred tax assets, based on management's estimate of the assets' realizability. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

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

On April 17, 2003 the United States District Court, Southern District of Florida issued a Final Order of Dismissal without Prejudice for Lack of Prosecution in the case of Potter Financial, Inc. vs. American Millennium Corporation, Inc.

On April 15, 2003 the Company entered in a Settlement Agreement with Robert Buntin. Pursuant to the agreement, the Company will pay Robert Buntin $65,000 in settlement of all claims brought against the Company in the action titled Robert Buntin vs. American Millennium Corporation, Inc. On April 23 2003, the United States District Court, District of Nevada issued a dismissal of said case.

Item 2.  Changes in Securities and Use of Proceeds

On April 1, 2003, the Board of Directors issued 240,000 shares of Series A Non-Voting Cumulative Preferred Stock to LISEN, LLC, for a purchase price of $2.50 per share. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends on each share of Series A Preferred Stock at an annual rate of 12% of the original issued price per share, payable quarterly. Each share of Series A Preferred stock is convertible into a number of shares of common stock equal to the original issue price, divided by $.25. The Company received net proceeds of $600,000 from the sale of the preferred stock.

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

On April 21, 2003, the Board of Directors authorized the issuance of 2,750,000 shares of restricted common stock to the shareholders of Lightfoot Precision Control, Inc. in exchange for 100% of the issued and outstanding capital stock of Precision.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

2.1 Agreement and Plan of Reorganization between American Millennium Corporation, Inc. and Lightfoot Precision Control, Inc. dated April 7, 2003 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 28, 2003)

3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibits 3(i), (ii), (iii) and (iv) to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed November 29, 2001)

3.2 Bylaws (incorporated by reference to Exhibit 3(v) to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed November 29, 2001)

4.1 Statement of Determination for Series A Non-Voting Cumulative Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K filed October 25, 2002)

4.2 Employee Stock Option Agreement dated February 23, 2003, between the Company and James E. Hamilton (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed March 24, 2003)

4.3 Employee Stock Option Agreement dated February 23, 2003, between the Company and Ronald J. Corsentino (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed March 24, 2003)

10.1 Promissory Note dated June 6, 2003 between American Millennium Corporation, Inc. and Jerry D. Kennett, MD

10.2 Preferred Stock Purchase Agreement dated as of April 1, 2003 between the Company and LISEN, LLC

10.3 Registration Rights Agreement dated as of April 1, 2003 between the Company and LISEN, LLC

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

(B)       Reports on Form 8-K:

1) On April 28, 2003, a report on form 8-K was filed with the Securities and Exchange Commission announcing that the Company had acquired 100% of the outstanding capital stock of Lightfoot Precision Control, Inc. located in Andrews, TX.
2) On May 30, 2003, a report on Form 8-K was filed with the Securities and Exchange Commission announcing that the Company changed its Certifying Accountant to Gelfond Hochstadt Pangburn, PC located in Denver, CO.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN MILLENNIUM CORPORATION, INC.

Dated: June 23, 2003                       By: /s/ James E. Hamilton
                                                ----------------------
                                                James E. Hamilton
                                                President and
                                                Chief Executive Officer

Dated: June 23, 2003                       By: /s/ Ronald J. Corsentino
                                                ------------------------
                                                Ronald J. Corsentino
                                                Treasurer, Secretary and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


Dated: June 23, 2003                       By: /s/ Bruce R. Bacon
                                                ------------------
                                                Bruce R. Bacon
                                                Director
                                                Vice President of Engineering
                                                and Chief Technology Officer

Dated: June 23, 2003                       By: /s/ Stephen F. Watwood
                                                -----------------------
                                                Stephen F. Watwood,
                                                Director
                                                Vice President of Business
                                                Development

Dated: June 23, 2003                       By: /s/ Shirley M. Harmon
                                                ----------------------
                                                Shirley M. Harmon
                                                Director

Dated: June 23, 2003                       By: /s/ Andrew F. Cauthen
                                                ---------------------
                                                Andrew F. Cauthen
                                                Director


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

Date:    June 23, 2003                         /s/ James E. Hamilton
                                               ---------------------
                                               James E. Hamilton
                                               President and
                                               Chief Executive Officer


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

Date:    June 23, 2003                      /s/ Ronald J. Corsentino
                                                ---------------------
                                                Ronald J. Corsentino
                                                Treasurer, Secretary and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)